Form 10KSB
period 1999-12-31
INTERFACE E COM INC
filed 2000-04-11
CIK 1084373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               -------   --------

                     Commission File Number 0-28309

                         INTERFACE E.COM, INC.
      (Exact name of registrant as specified in its charter)

        Nevada                                  88-0430739
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

    #133-11121 Horseshoe Way
     Richmond, B.C., Canada                         V7A 5G7
(Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code (604) 837-6238

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.             YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 2,000,000.

Registrant had no revenues for its year ended December 31, 1999.

<PAGE 1>
Registrant's common stock is listed on the OTCBB under the symbol "IFCM" ; however trading in Registrant's securities has not yet commenced.

The aggregate market value of the voting common stock held by non-affiliates of Registrant is $50,000, or $.05 per share.

Registrant's Form 10SB12G and all exhibits thereto, are incorporated herein by reference.


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Interface E.com (the "Registrant") was incorporated in the State of Nevada on March 30, 1999, for the purpose of providing internet electronic commerce ("E-commerce") consulting services to small and medium size businesses.

Registrant is authorized to issue up to 25,000,000 (twenty five million) common shares, par value $0.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

Though in its developmental stage, Registrant has refined a business model that will provide a combination of consulting and related services to small and medium size businesses enabling them to effectively engage in E-commerce. Registrant will also design and implement electronic commerce applications for their customers' Internet web-sites, with the primary focus being online shopping and business-to-business trade via the Internet. The Company has based its business model on the belief that E-commerce, via the Internet, has reached a stage at which both suppliers and buyers are equipped to execute transactions on-line, on a consistent basis, with the volume necessary to conduct a viable business environment. In addition, the market has produced hardware and application software that now allows users to conduct E-commerce transactions with relative ease while importantly maintaining effective measures of security. Registrant believes consumers have been adequately educated to navigate the World-Wide-Web (Internet) and now, in general, feel comfortable shopping on-line for a wide variety of goods and services.

As of the date of this filing, Registrant is still in its developmental stage and has not yet commenced full business operations or realized any revenues.

EMPLOYEES

As of December 1, 1999, Registrant had no employees other than its officers and directors.

<PAGE 2>

ITEM 2.       DESCRIPTION OF PROPERTY

Registrant is currently sharing the office and business premises of its President, Jon Suk, and his father, Jong Suk, at #133 - 11121 Horseshoe Way, Richmond, BC, V7A 5G7. The business premises are located in an industrial park and the offices consist of two floors encompassing a total of 1,300 sq. ft. Registrant is paying a portion of the rent and expenses, which totals approximately $330 per month. There is no lease agreement in place. The premises are rented on a month to month basis from the Presidents father. His father has run an established business from the above-mentioned address since 1992. Registrant believes for the short-term that this office arrangement and configuration is adequate, and will pose no conflicts for current operations of Registrant.


ITEM 3.        LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is listed on the OTCBB pursuant to NASD Rule 6740 and Rule 15c2-11 under the Securities Exchange Act of 1934 under the symbol "IFCM".

As of the date of filing this Registration Statement there is no market for the common stock, including no quoted bid or ask.


To date, Registrant has issued 2,000,000 shares of its Common Stock. These include the 1,000,000 shares issued to the founders of the Company, Jon H. Suk, James Y. S. Suk, and Debashis Roy, and 1,000,000 shares which were purchased and are held by 33 shareholders, none of which hold more than 5% of the shares outstanding or are related to the Officers/Directors.

Registrant is not subject to outstanding options or warrants to purchase, nor does it have securities convertible into common equity.






<PAGE 3>



ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data were derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this report.

Year Ended December 31, 1999
----------------------------

STATEMENT OF OPERATIONS DATA:

Net revenues                                           0

Net income (loss)                              $ (25,668)

Basic income (loss) per share                       (.01)

Weighted average shares outstanding            2,000,000

BALANCE SHEET DATA:

Cash and cash equivalents                      $  26,083

Total assets                                      26,483

Long-term debt                                         0

Stockholders' equity                             (25,332)



RESULTS OF OPERATIONS

Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $25,668 at December 31, 1999 resulting in a net loss per share of $.01.

General and administrative expenses at December 31, 1999 were $26,328, and consisted primarily of professional fees in the amount of $13,775, representing legal and accounting fees incurred in the filing of Registrant's initial public offering pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.



<PAGE 4>



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, Registrant's primary sources of liquidity included cash and cash equivalents of $26,083, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs.

The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

YEAR 2000

The "year 2000" problem is pervasive and complex, with the potential to cause systems failures and business process interruption resulting from the use of 2-digit date formats as the year changes from 1999 to 2000. Since inception, Registrant has been addressing the risks associated with its information technology and non-information technology systems. In addition to Registrant's own systems, Registrant will be relying, directly and indirectly, on external systems of its customers, suppliers, financial and government entities (collectively, "Third Parties"). Consequently, Registrant could be affected by disruptions in the operations of Third Parties with which it interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 correction efforts as companies expend significant efforts to continue to make their systems Year 2000 compliant.

Registrant has used both internal and external resources to (a) assess its state of readiness (including the readiness of Third Parties with which it interacts) with respect to the year 2000 problem; (b) estimate the cost to correct and/or replace non-compliant internal IT and non-IT systems;
(c) assess the known risks and consequences related to failure to correct any Year 2000 problems identified; and (d) develop a contingency plan, if advisable, to address any Year 2000 exposure. Registrant believes that it is currently Year 2000 compliant and has been assured by all Third Parties that they are Year 2000 compliant.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Certain parts of this Form 10-KSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including,but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations

<PAGE 5>

include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


ITEM 7.      FINANCIAL STATEMENTS

Registrant's financial statement for the year ended December 31, 1999, prepared and audited by DeVisser & Company, independent chartered accountants is included herein in Part F/S.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB, electronically filed on November 30, 1999, in Item 5, entitled, "Directors, Executive Officers, Promoters and Control Persons".


ITEM 10      EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB12G, electronically filed on November 30, 1999, in Item 6, entitled, "Executive Compensation".


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB12G, electronically filed on November 30, 1999, in Item , entitled, "Security Ownership of Certain Beneficial Owners and Management".


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.




<PAGE 6>



ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

There are no exhibits filed herewith. All exhibits required to be filed are incorporated herein by reference to Registrant's Form 10SB12G, electronically filed on November 30, 1999.

(b) Registrant filed no current reports on Form 8-K during the last quarter of its year ended December 31, 1999.




<PAGE 7>



                              PART F/S









                       INTERFACE E.COM, INC.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS

         For the Period From Incorporation on March 30, 1999
                               to
                      December 31, 1999









<PAGE 8>



                  D E  V I S S E R  &  C O M P A N Y
                        CHARTERED ACCOUNTANTS
                     401 - 905 West Pender Street
                         Vancouver, BC Canada
                               V6C 1L6

                        Tel: (604) 687-5447
                        Fax: (604) 687-6737





AUDITORS' REPORT

To the Shareholders of Interface E.Com, Inc.

We have audited the balance sheet and statement of shareholder's equity of Interface E.Com, Inc. as at December 31, 1999 and the statements of operations and cash flows for the period from the date of incorporation on March 30, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position and shareholder's equity of the Company as at December 31, 1999, and the results of its operations and its cash flows for the period from the date of its incorporation on March 30, 1999 to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"De Visser & Company"
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
January 19, 2000

<PAGE 9>

INTERFACE E.COM, INC.
(A Development Stage Company)
BALANCE SHEET
As at December 31, 1999

                                                    December 31
                                                        1999
                                                       (US$)
                           A S S E T S
Current
Cash                                             $       26,083
Due to related parties                                      400
                                                  -------------
                                                         26,483
                                                  =============


                     L I A B I L I T I E S
Current
Accounts payable                                 $        1,151
                                                 --------------


             S T O C K H O L D E R S'   E Q U I T Y

Share Capital (note 4)
    Authorized: 25,000,000 common shares,
    par value $0.001 per share,
    Issued: 2,000,000 common shares              $        2,000
    Additional paid-in capital                           49,000
    Deficit accumulated during the
       Development Stage                                (25,668)
                                                 --------------
                                                 $       25,332
                                                 --------------
                                                 $       26,483
                                                 ==============



Continuance of Operations (note 3)

<PAGE 10>


                      INTERFACE E.COM, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS AND DEFICIT
For the Period from Incorporation on March 30, 1999 to December 31, 1999

                                               Cumulative,
                                              incorporation
                                             to December 31,
                                                  1999
                                                  (US$)


General and Administrative Expenses

Bank charges                                $           215

Consulting                                            5,000

Management fees                                       4,000

Miscellaneous                                         1,238

Professional fees                                    13,775

Rent                                                    600

Trust and filing                                      1,500
                                            ---------------
Total General and Administrative Expenses           (26,328)
Interest Income                                         660
                                            ---------------

Loss for the Period                         $       (25,668)
                                            ===============


Weighed average number of shares outstanding      1,972,590
                                                  =========


Loss per share                               $        (0.01)
                                             ==============





<PAGE 11>

                   INTERFACE E.COM, INC.
               (A Development Stage Company)
                  STATEMENT OF CASH FLOWS
For the Period from Incorporation on March 30, 1999 to December 31, 1999


                                              Cumulative,
                                             incorporation
                                            to December 31,
                                                 1999
                                                 (US$)


Cash Provided By (Used For):

Operating Activities

Net loss for the period                      $   (25,668)

Adjustment to reconcile net loss to
cash provided by operations:,

  - increase in accounts payable                   1,151
  - increase in related parties                     (400)
                                              ----------
                                                 (24,917)

Financing Activity

Proceeds from the issuance of share capital       51,000
                                               ---------

Net Cash Provided During The Period               26,083

Cash - Beginning of Period                             -
                                            ------------

Cash - End of Period                        $     26,083
                                            ============


<PAGE 12>

                   INTERFACE E.COM, INC.
                (A Development Stage Company)
             STATEMENT OF SHAREHOLDER'S EQUITY
For the Period from Incorporation on March 30, 1999 to December 31, 1999



                                                            Total
            Common Stock     Additional     Accumulated  Stockholders'
                           Paid-in Capital    Deficit       Equity
                  US$           US$             US$          US$


Shares issued $  2,000        49,000        $ 51,000

Net loss                                     (25,668)      (25,668)

Balance-
December 31,
1999          $  2,000        49,000         (25,668)     $ 25,332





<PAGE 13>

                       INTERFACE E.COM, INC.
                   (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
For the Period from Incorporation on March 30, 1999 to December 31, 1999

1.   THE CORPORATION AND ITS BUSINESS

Interface E.Com, Inc. was incorporated in the State of Nevada, United States of America on March 30, 1999 under the Nevada Revised Statutes, Chapter 78, Private Companies.

The Company has offices in Vancouver, British Columbia, Canada. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted Accounting Principles.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

     1. The Company uses the accrual method of accounting.

     2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the period and diluted loss per share are the same for all periods presented.

     3. The Company has not yet adopted any policy regarding the payment of dividends. No dividends have been paid since inception.

3.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

4.   SHARE CAPITAL

     Authorized

The authorized share capital consists of 25,000,000 shares of common stock with a par value of $0.001.

<PAGE 14>


     Issued

     2,000,000 shares of common stock have been issued for $51,000:

       1,000,000 shares were issued at $0.001 per share ($1,000);
       and the balance of 1,000,000 shares were issued at $0.05 per share ($50,000).


5.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the best interests of the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.


<PAGE 15>




                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERFACE E.COM, INC.

                                By:/s/ Jon Suk, President, Treasurer
                                       and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


By: /s/ Jon Suk, President, Treasurer and Director

Date: March 30, 2000



By: /s/ James Y. Suk, Secretary and Director

Date: March 30, 2000