Form 10QSB
period 2000-03-31
INTERFACE E COM INC
filed 2000-05-11
CIK 1084373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number 0-28309

                         INTERFACE E.COM, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0430739
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

    #133-11121 Horseshoe Way
     Richmond, B.C., Canada                         7A 5G7
(Address of principal executive offices)          (Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (604) 837-6238

                                None
     ---------------------------------------------------------
     Former Name, Address and Fiscal Year, if Changed Since
     Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 2,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "IFCM" ; however trading has not yet commenced.

The aggregate market value of the voting common stock held by non-affiliates of Registrant is $50,000, or $.05 per share.

Registrant's Form 10SB12G and all exhibits thereto, and Form 10-K for the year ended December 31, 1999, are incorporated herein by reference.

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS.



                       INTERFACE E.COM, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                        March 31, 2000
                              and
      For the Period From Incorporation on March 30, 1999
                              to
                       December 31, 1999

                  D E  V I S S E R  &  C O M P A N Y
                        CHARTERED ACCOUNTANTS
                     401 - 905 West Pender Street
                         Vancouver, BC Canada
                               V6C 1L6

                        Tel: (604) 687-5447
                        Fax: (604) 687-6737





AUDITORS' REPORT

To the Shareholders of Interface E.Com, Inc.

We have audited the balance sheet and statement of shareholder's equity of Interface E.Com, Inc. as at March 31, 2000 and December 31, 1999 and the statements of operations and cash flows for the period from the date of incorporation on March 30, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position and shareholder's equity of the Company as at March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the period from the date of its incorporation on March 30, 1999 to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

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

"De Visser & Company"
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
May 4, 2000

                        INTERFACE E.COM, INC.
                     (A Development Stage Company)
                          BALANCE SHEET
                              As at

                                          March 31      December 31
                                             2000           1999
                                            (US$)           (US$)

                              A S S E T S
Current Assets
Cash                                      $   25,019      $  26,083
Accounts receivable                            2,438              -
Due to related parties                           400            400
                                          ----------      ---------
                                          $   27,857      $  26,483
                                          ==========      =========

                       L I A B I L I T I E S
Current Liabilities
Accounts payable                         $     1,639         1,151
                                         -----------      --------

             S T O C K H O L D E R S'   E Q U I T Y
Share Capital (note 4)
    Authorized: 25,000,000 common shares,
    par value $0.001 per share,
    Issued: 2,000,000 common shares      $    2,000       $  2,000
    Additional paid-in capital               49,000         49,000
    Deficit accumulated during the
       Development Stage                    (24,782)       (25,668)
                                         ----------       --------
                                         $   26,218         25,332
                                         ----------       --------
                                         $   27,857       $ 26,483
                                         ==========       ========


Approved by the Director:
/s/ James Suk

Continuance of Operations (note 3)

                      INTERFACE E.COM, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATIONS AND DEFICIT
       For the Three Month Period ended March 31, 2000 and
For the Period from Incorporation on March 30, 1999 to December 31, 1999

                           Cumulative    For the three    Incorporation
                             amounts     month period    to December 31,
                           3/31/99 to    ended 3/31/00        1999
                             3/31/00
Revenue

  Programming and
    Analytical             $    2,438     $      2,438        $      -
  Interest                        965              305             660
                           ----------     ------------        --------
                           $    3,403     $      2,743        $    660
                           ==========     ============        ========

General and Administrative
Expenses

Bank charges               $      283     $         68        $    215
Consulting                      5,000                -           5,000
Management fees                 4,000                -           4,000
Miscellaneous                   1,727              489           1,238
Professional fees              14,175              400          13,775
Rent                            1,500              900             600
Trust and filing                1,500                -           1,500
                           ----------     ------------        --------
Total General and
Administrative Expenses       28,185             1,857          26,328
                           ----------     ------------        --------
Income(loss) for
the period                $  (24,782)              886         (25,668)

Deficit - beginning
Of period                          -           (25,668)              -
                          ----------      ------------        --------
Deficit-end of period     $  (24,782)     $    (24,782)       $(25,668)
                          ==========      ============        ========

Weighed average number
of shares                                    2,000,000       1,972,590
                                             =========       =========
Loss per share                               $    0.00       $  (0.01)
                                             =========       =========



                       INTERFACE E.COM, INC.
                  (A Development Stage Company)
                    STATEMENT OF CASH FLOW
      For the Three Month Period Ended March 31, 2000 and
For the Period from Incorporation on March 30, 1999 to December 31, 1999

                           Cumulative    For the three    Incorporation
                             amounts     month period    to December 31,
                           3/31/99 to    ended 3/31/00        1999
                             3/31/00

Cash Provided By (Used For):

Operating Activities

Net income(loss)
for the period              $  (24,782)    $      886      $ (25,668)

Adjustment to reconcile
net loss to cash provided
by operations:

-	increase in accounts
receivable                      (2,438)        (2,438)             -

-	increase in accounts
   payable                       1,639            488          1,151

-	increase in related
   parties                      (400)             -           (400)
                             ----------    ----------      ----------
                               (25,981)        (1,064)       (24,917)

Financing Activity

Proceeds from the issuance
of share capital                51,000              -         51,000
                             ----------    ----------       ---------

Net cash provided during
the period                      25,019         (1,064)        26,083

Cash - beginning of period           -         26,083              -
                             ---------     ----------       --------

Cash - end of period         $  25,019     $   25,019       $ 26,083
                             =========     ==========       ========


                      INTERFACE E.COM, INC.
                   (A Development Stage Company)
                 STATEMENT OF SHAREHOLDER'S EQUITY
      For the Three Month Period Ended March 31, 2000 and
For the Period from Incorporation on March 30, 1999 to December 31, 1999




                                                            Total
            Common Stock     Additional     Accumulated  Stockholders'
                           Paid-in Capital    Deficit       Equity
                  US$           US$             US$          US$





Shares issued $  2,000       $49,000        $     -       $ 51,000

Net loss             -             -         (25,668)      (25,668)
              --------        ------         -------      --------
Balance-
December 31,
1999          $  2,000       $49,000        $(25,668)     $ 25,332


Shares issued        -             -               -             -

Net income           -             -             886           886
              --------       -------        --------      --------

Balance at
March 31,2000 $  2,000       $49,000        $(24,786)     $ 26,218
              ========       =======        ========      ========



                       INTERFACE E.COM, INC.
                   (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
     For the Three Month Period Ended March 31, 2000 and
For the Period from Incorporation on March 30, 1999 to December 31, 1999


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

The Company has not yet determined and established its accounting policies and procedures, except as follows:

1.	The Company uses the accrual method of accounting and has
Recognized revenues when the service has been performed and billed.

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

3.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has had limited revenue and has no consistent source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

Registrant has not yet commenced full business operations and has realized limited revenues of $3,403 for the period from inception to the quarter ended March 31, 2000.

Registrant had a net loss of $24,782 for the period from inception to the quarter ended March 31, 2000, resulting in a net loss per share of $.01.

General and administrative expenses for the period from inception to the quarter ended March 31, 2000 were $28,185, and consisted primarily of professional fees in the amount of $14,175, representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the quarter ended March 31, 2000 and at the year ended December 31, 1999, Registrant's primary sources of liquidity included cash and cash equivalents of $25,019 and $26,083, respectively, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


			      PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

	A)	All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10SB and Form 10KSB previously filed herein.

B)	There were no reports on Form 8-K filed during the quarter.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                                         INTERFACE E.COM, INC.

Date:	May 10, 2000			  By: /s/ Jon Suk, President, Treasurer
	                                        and Director

Date:	May 10, 2000			  By:	/s/ James Y. Suk, Secretary and
                              							    Director