Form 10QSB
period 2000-06-30
INTERFACE E COM INC
filed 2000-08-18
CIK 1084373

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended              June 30, 2000
                                                      --------------------------

   [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________________ to_______________
Commission file number


                                 INTERFACE E.COM, INC.
                  ------------------------------------------------
                    (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                   88-0430739
------------------------------------                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 1100 Melville Street, 6th Floor Vancouver, British Columbia            V6E 4A6
 -----------------------------------------------------------            -------
               (Address of principal executive offices)               (Zip Code)

Issuer's telephone number  (604) 689-2944
                           ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at August 14, 2000
                -----                         ------------------------------

  Common Stock - $0.001 par value                      18,000,000

Transitional Small Business Disclosure Format (Check one):  YES  [ X ]   NO [  ]

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See audited financial statements for the period ended June 30, 2000 attached to this Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERFACE E COM INC. SHOULD BE READ IN CONJUNCTION WITH INTERFACE E COM INC. CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

         Interface has not yet commenced full business operations and has realized limited revenues of $4,186 from programming, analytical services and interest during the six month period ended June 30, 2000.

         Interface has incurred losses since inception, and as of June 30, 2000 had accumulated net losses of $26,802 since inception (March 30, 1999) to June 30, 2000. Included in this accumulated deficit is $14,825 in professional fees, $9,000 in consulting and management fees and $3,934 in trust and filing fees.

         General and administrative expenses for the six month period ended June 30, 2000 were $5,320 consisting primarily of professional fees and trust and filing fees in the amounts of $1,050 and $2,434 respectively, representing legal, accounting and filing fees incurred for the filing of Interface's March 31, 2000 Form 10-QSB and rent of $1200 for rental of office premises.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 and at December 31, 1999, Interface's primary sources of liquidity included cash and cash equivalents of $25,083 and $26,083, respectively, which was the balance of proceeds raised in Interface's initial private placement conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

         Interface believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Interface's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Interface's ability to generate sufficient cash flow to support its proposed business operations.

         Interface  (i)  will  not  be  undertaking  any  product   research  or
development; (ii) will not be purchasing any plant or significant equipment; and
(iii) does not expect significant changes in the number of its employees.

INFLATION

         Interface does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

         Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Interface's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Interface is not a party to any pending legal proceedings, and to the best of Interface's knowledge, none of Interface's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         During the second  quarter of the fiscal year  covered by this  report,
(i) Interface did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Interface did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Interface. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Interface's previously filed Form 10-SB and Form 10-KSB.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Interface during the quarter ended June 30, 2000.

                                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Interface has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                            INTERFACE E.COM, INC.


                                            By: /s/ FELIBERTO GURAT, JR.
                                                --------------------------------

                                            Name:   FELIBERTO GURAT, JR.
                                                --------------------------------

                                            TITLE:  SOLE DIRECTOR AND PRESIDENT,
                                                    SECRETARY AND TREASURER

                                            DATED:  AUGUST 14, 2000,
                                                --------------------------------

                              INTERFACE E.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

              As at June 30, 2000 and December 31, 1999 and for the
                    Six Month Period Ended June 30, 2000, the
   Period from the Date of Incorporation (March 30, 1999) to June 30, 1999 and
        Cumulative Amounts for the Period from the Date of Incorporation
                        (March 30, 1999) to June 30, 2000

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

                                                    401 - 905 West Pender Street
                                                            Vancouver, BC Canada
                                                                         V6C 1L6

                                                             Tel: (604) 687-5447
                                                             Fax: (604) 687-6737


AUDITORS' REPORT

To the Shareholders of Interface E.Com, Inc.

We have audited the balance sheets of Interface E.Com, Inc. as at June 30, 2000 and December 31, 1999 and the statements of operations, cash flows and stockholders' equity for the six month period ended June 30, 2000, the period from the date of incorporation (March 30, 1999) to June 30, 1999 and the period from the date of incorporation (March 30, 1999) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and December 31, 1999, and the results of its operations and cash flows and changes in its stockholders' equity for the six month period ended June 30, 2000, the period from the date of incorporation (March 30, 1999) to June 30, 1999 and the period from the date of incorporation (March 30, 1999) to June 30, 2000 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity financing. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DE VISSER & COMPANY"

CHARTERED ACCOUNTANTS

Vancouver, British Columbia
August 1, 2000

                              INTERFACE E.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                          June 30,             December 31,
                                                                          2000                 1999
                                                                          (U.S.$)              (U.S.$)
                                     A S S E T S

CURRENT ASSETS
       Cash                                                                 $   25,083           $26,083
       Due from related parties                                                    400               400
                                                                     -------------------  ----------------
                                                                            $   25,483           $26,483
                                                                     ===================  ================


                                  L I A B I L I T I E S
CURRENT LIABILITIES
       Accounts payable                                                     $    1,285           $ 1,151
                                                                     -------------------  ----------------


                            S T O C K H O L D E R S' E Q U I T Y

       SHARE CAPITAL (note 4)
       Authorized: 25,000,000 common shares, par value $0.001
       Issued: 2,000,000 common shares                                      $    2,000           $ 2,000
       Additional paid-in capital                                               49,000            49,000
       Deficit accumulated during the Development Stage                        (26,802)          (25,668)
                                                                     -------------------  ----------------
                                                                                24,198            25,332
                                                                     -------------------  ----------------
                                                                            $   25,483           $26,483
                                                                     ===================  ================

Continuance of Operations (note 3)

                              INTERFACE E.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations


                                                 Cumulative
                                                   amounts                                        Date of
                                                   Date of                For the six          Incorporation
                                                Incorporation            month period         (March 30, 1999)
                                               (March 30, 1999)         ended June 30,          to June 30,
                                               to June 30, 2000             2000                 1999
                                                    U.S.$)                 (U.S.$)              (U.S.$)



REVENUE
   Programming and analytical                  $  3,552                    $ 3,552        $         --
   Interest                                       1,294                        634                  --
                                               ----------            ---------------      ----------------

                                                                                          $         --
                                               $  4,846                    $ 4,186
                                               ----------            ---------------      ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Bank charges                                $     362                   $   147                  25
   Consulting                                      5,000                        --                  --
   Management fees                                 4,000                        --                  --
   Miscellaneous                                   1,727                       489                  70
   Professional fees                              14,825                     1,050                 975
   Rent                                            1,800                     1,200                  --
   Trust and filing                                3,934                     2,434                 600
                                               ----------            ---------------      ----------------
Total General and Administrative Expenses         31,648                     5,320               1,670
                                               ----------            ---------------      ----------------

LOSS FOR THE PERIOD                            $ (26,802)                  $(1,134)              (1670)
                                               ==========            ===============      ================

BASIC AND DILUTED WEIGHED AVERAGE
   SHARES OUTSTANDING                                                    2,000,000           1,972,590
                                                                     ===============      ================

BASIC AND DILUTED LOSS PER SHARE
                                                                             (0.00)       $      (0.00)
                                                                      ===============      ===============

                              INTERFACE E.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows




                                                         Cumulative
                                                           amounts                                        Date of
                                                           Date of                For the six          Incorporation
                                                        Incorporation            month period         (March 30, 1999)
                                                       (March 30, 1999)         ended June 30,          to June 30,
                                                       to June 30, 2000             2000                 1999
                                                            U.S.$)                 (U.S.$)              (U.S.$)




CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net loss for the period                               $    (26,802)          $          (1,134)   $           (1670)
Adjustment to reconcile net loss to cash
provided by operations:
    - increase in accounts payable                           1,285                         134                  375
    - increase in related parties                             (400)                                              --
                                                      ------------------    -------------------  --------------------
                                                           (25,917)                     (1,000)              (1,295)

FINANCING ACTIVITY
Proceeds from the issuance of share capital                 51,000                          --               51,000
                                                      ------------------    -------------------  --------------------

NET CASH (USED) PROVIDED DURING THE PERIOD                  25,083                      (1,000)              49,705
CASH - BEGINNING OF PERIOD                                      --                      26,083                   --
                                                      ------------------    -------------------  --------------------
CASH - END OF PERIOD                                  $     25,083               $      25,083      $        49,705
                                                      ==================    ===================  ====================


                             INTERFACE E.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       Statement of Stockholders' Equity
For the Period from the Date of Incorporation (March 30, 1999) to June 30, 2000



                                                                                                                    Total
                                      Number             Common          Additional          Accumulated          Stockholders'
                                    of Shares            Stock        Paid-in Capital        Deficit               Equity
                                 ----------------  ---------------  -------------------  ------------------   -----------------
                                                           U.S.$            U.S.$                U.S.$               U.S.$

Shares issued                        2,000,000         $  2,000              49,000                                 $    51,000

Net loss                                                                                           (1,670)               (1,670)

                                 ----------------  ---------------  -------------------  ------------------   -----------------
Balance at June 30, 1999             2,000,000            2,000              49,000                (1,670)               49,330

Net loss                                                                                          (23,998)             ( 23,998)
                                 ----------------  ---------------  -------------------  ------------------   -----------------
Balance at December 31, 1999         2,000,000            2,000              49,000               (25,668)               25,332

Net loss                                                                                           (1,134)               (1,134)
                                 ----------------  ---------------  -------------------  ------------------   -----------------
Balance at June 30, 2000             2,000,000         $  2,000              49,000               (26,802)       $       24,198
                                 ================  ===============  ===================  ==================   =================


                              INTERFACE E.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
For the Period from the Date of Incorportation (March 30, 1999) to June 30, 2000


1.   THE CORPORATION AND ITS BUSINESS

     Interface E.Com, Inc. was incorporated in the State of Nevada, United States of America on March 30, 1999 under the Nevada Revised Statutes, Chaper 78, Private Companies.

     The Company has offices in Vancouver, British Columbia, Canada. The Company is in its development stage and to date its activities have been primarily limited to initial organization and capital formation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted Accounting Principles.

     ACCOUNTING METHOD

     The Company records income and expenses on the accrual method.

     FISCAL YEAR

     The fiscal year of the Company is December 31.

     NET LOSS PER SHARE

     Basic loss per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

     FINANCIAL INSTRUMENTS

     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Priniples requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has had limited revenue and has no consistent source of revenue. The ability of the Company to continue as a going-concern is dependent upon its ability to raise substantial amounts of equity financing for use in administrative and investment activities.

4.   SHARE CAPITAL

     ISSUED

     2,000,000 shares of common stock were issued for $51,000; 1,000,000 shares were issued at $0.001 per share ($1,000); and the balance of 1,000,000 shares were issued at $0.05 per share ($50,000).

5.   INCOME TAXES

     The Company has a Federal net operating tax loss carryforward of approximately $27,000, that begins to expire on December 31, 2019. The tax benefit of these net operating losses is approximately $9,000, and has been fully offset by an allowance for doubtful realization. This carryforward may be limited upon the consummation of a business combination under IRC
     Section 381.