Form 10QSB
period 2000-09-30
INTERFACE E COM INC
filed 2000-11-21
CIK 1084373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to_______________

Commission file number

                                 VIAPAY LIMITED
                    (formerly known as Interface e.com, Inc.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                      88-0430739
-----------------------------------                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1000 Great West Road, Brentford, Middlesex, London, England          TW8 9HH
-----------------------------------------------------------          -------
         (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number 44 700 2262 6255


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at November 20, 2000
               -----                         --------------------------------

  Common Stock - $0.001 par value                       18,445,500

Transitional Small Business Disclosure Format (Check one): YES [X] NO [_]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     See financial statements for the period ended September 30, 2000 attached to this Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF VIAPAY LIMITED AND SUBSIDIARIES (ALTOGETHER "VIAPAY") SHOULD BE READ IN CONJUNCTION WITH VIAPAY'S CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

     ViaPay was formerly known as Interface e.com, Inc. Prior to the foregoing name change, Interface e.com, Inc. sold its net assets to ViaPay Limited, an Irish corporation, in exchange for all of the outstanding common stock of ViaPay Limited, the Irish corporation. Accordingly, Interface e.com, Inc., later renamed ViaPay Limited, the Nevada corporation, became the sole owner of ViaPay Limited, the Irish corporation.

     ViaPay has not yet commenced trading and is still in the development stage. No revenues were recorded for the 3 months to September 30, 2000 and for the period from inception (April 6, 2000) through September 30, 2000.

     ViaPay has incurred losses since inception, and as of September 30, 2000 had accumulated net losses of $2,511,395.

     Expenses incurred for the period from inception (April 6, 2000) through September 30, 2000 comprised general and administrative expenses related to the development of the company.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 ViaPay's primary sources of liquidity included cash and cash equivalents of $1,896,207 which was the balance of proceeds raised in an initial private placement conducted in the State of Nevada, pursuant to Rule 504 of Regulation D together with a further private placement undertaken outside of the United States. In addition funding of $1,500,000 was achieved through loans.

     ViaPay believes that its existing cash balance together with funds made available through its financing agreement with Pacific Capital Markets Inc. (details of which were disclosed on ViaPay's 8k filing of October 16, 2000) will be sufficient for near term operating needs. The ability to meet its expected medium-term cash needs is subject to a number of uncertainties the biggest being ViaPay's ability to arrange further equity financing to support business operations until ViaPay becomes cash generative.

     ViaPay will continue to undertake significant research and product development in next 12 months as it develops its payments system platform. Employee numbers are expected to increase significantly and ViaPay expects to enter into a number of significant contracts for software development, computer hardware and communications infrastructure in addition to pilot programs with its customers for its payment system. The signing of these contracts will be subject to the availability of appropriate financing.

INFLATION

     ViaPay does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

     Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for ViaPay's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     ViaPay is not a party to any pending legal proceedings, and to the best of ViaPay's knowledge, none of ViaPay's assets are the subject of any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     During the third quarter of the fiscal year covered by this report ViaPay undertook a reorganisation of its share capital as set out in its earlier filings. These reorganizations had the impact of increasing the issued share capital from 2,000,000 to 18,000,000 shares through a 9 for 1 share split in addition to increasing the authorized share capital from 25,000,000 shares to 200,000,000 shares. ViaPay also issued 445,500 shares at $6 per share under regulation S.

     (i) ViaPay did not modify the instruments defining the rights of its shareholders;

     (ii) no rights of any shareholders were limited or qualified by any other class of securities, and

     (iii) ViaPay did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     During the third quarter of the fiscal year covered by this report, no default has occurred with respect to any indebtedness of ViaPay. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year covered by this report. However, by written consent dated July 17, 2000, ViaPay's Articles were amended to change the Company's name to ViaPay Limited and to increase the capital of the company to 200,000,000 shares of common stock from 25,000,000 shares. An Information Statement was mailed to stockholders on or about August 16, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

     All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to ViaPay's previously filed Form 10-SB and Form 10-KSB.

     (b) REPORTS ON FORM 8-K.

         There were 3 reports on Form 8-K filed by ViaPay during the quarter ended September 30, 2000.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, ViaPay has caused this report to be signed on its behalf by the undersigned, who is duly authorized.

                                            VIAPAY LIMITED


                                            By: /s/ ROSS IVERS
                                                --------------------------------

                                            Name:   ROSS IVERS
                                                --------------------------------

                                            TITLE:  CHIEF FINANCIAL OFFICER

                                            DATED:  NOVEMBER 20, 2000,
                                                --------------------------------

ViaPay Limited

Item 1  Financial Statements - September 30, 2000


ViaPay Limited (A Development Stage Company)
Consolidated Balance Sheet


                                                             September 30, 2000
Assets:
Current Assets
Cash and cash equivalents                                       $ 1,896,207
Amounts receivable                                                  124,115
Prepaids and other current assets                                   305,035
                                                                -----------
Total Current Assets                                              2,325,357
Property and equipment, net                                         209,940
                                                                -----------
Total Assets                                                    $ 2,535,297
                                                                ===========
Liabilities:
Current Liabilities
Accounts payable                                                    402,151
Accrued liabilities                                                 365,708
Loan from shareholder                                             1,500,000
                                                                -----------
Total Current Liabilities                                       $ 2,267,859
                                                                -----------
Equity:
Stockholders' Equity
Share capital (note 4):
Authorized: 200,000,000 common shares, par value $0.001
Issued:  18,445,500 common shares                                     2,445
Additional paid-in capital                                       10,290,495
Deferred Compensation                                            (7,514,107)
Deficit accumulated during the development stage                 (2,511,395)
                                                                -----------
Total Stockholders' Equity                                          267,438
                                                                -----------
Total Liabilities and Stockholders' Equity                      $ 2,535,297
                                                                ===========


The accompanying notes are an integral part of this consolidated balance sheet.

ViaPay Limited (A Development Stage Company)
Consolidated Condensed Statements of Operations


                                     Date of Incorporation  For the three months
                                      (April 6, 2000) to        period ended
                                      September 30, 2000     September 30, 2000

Revenue                                       $   --                 $   --
                                         -----------            -----------
Operating Expenses
General and administrative expenses        2,778,582              2,486,751
                                         -----------            -----------
Operating Loss                             2,778,582              2,486,751

Other Income
Interest income                                4,363                  4,363
Foreign exchange gains                       262,824                262,824
                                         -----------            -----------
Loss for the Period                      $(2,511,395)           $(2,219,564)
                                         ===========            ===========

Earnings (loss) per share -
             basic and diluted                $(0.14)                $(0.14)

Weighted average common
Shares outstanding - basic and diluted    18,044,992             18,087,099


   The accompanying notes are an integral part of this consolidated statement.

ViaPay Limited (A Development Stage Company)
Consolidated Statements of Cash Flows


                                                          Date of Incorporation
                                                           (April 6, 2000) to
                                                           September 30, 2000
Cash flows from operating activities:
Loss for the period                                            $(2,511,395)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                        18,650
Non-cash compensation expense                                      105,833
Changes in net assets and liabilities:
Accounts receivable                                               (124,115)
Prepaids and other current assets                                 (305,035)
Due from related parties                                                --
Accounts payable                                                   402,151
Accrued liabilities                                                365,708
                                                               -----------
Net cash used by operating activities                           (2,048,203)
                                                               -----------

Cash flows from investing activities:
Purchases of property and equipment                               (228,590)
                                                               -----------

Cash flows from financing activities:
Proceeds from issue of common stock                              2,673,000
Proceeds from loans from shareholders                            1,500,000
                                                               -----------
Net cash provided from financing activities                      4,173,000
                                                               -----------
Net increase in cash and cash
equivalents, being cash and cash
equivalents, end of year                                       $ 1,896,207
                                                               ===========


   The accompanying notes are an integral part of this consolidated statement.

ViaPay Limited (A Development Stage Company)
Notes to the Consolidated Financial Statements - September 30, 2000


1.   Organisation and Description of Business

     ViaPay Limited (the "Company"), an Irish corporation, was incorporated on April 6, 2000. In September 2000, the Company acquired substantially all of the net assets of Interface E.Com, Inc., a Nevada corporation. In consideration for the net assets acquired, all of the outstanding shares of the Company's Common Stock were transferred to Interface e.com, Inc., which shares were recorded at the historical value of the net assets acquired. Interface e.com, Inc. subsequently changed its name to ViaPay Limited. For purposes of clarity, ViaPay Limited, the Nevada corporation and the entity defined herein, together with its subsidiaries, as "ViaPay", is the sole owner of ViaPay Limited, the Irish corporation.

     As a result of the above transaction, the accompanying statements of operations include the results of ViaPay Limited for the period from inception (April 6, 2000) through September 30, 2000 and the quarter ended September 30, 2000. In addition, the statement of operations includes the results of Interface e.com, Inc. for the month of September 2000.

     Since its inception, ViaPay has incurred negative cash flows from operations. To date, ViaPay has been dependent upon equity and debt financing to fund its operations. Management's plans include obtaining additional equity and debt financing. There is no guarantee that, if the additional financing is obtained, management's plan will be sufficient to sustain ViaPay as a going concern. ViaPay has been advised by its independent public accountants that if ViaPay does not demonstrate the ability to generate such funds prior to the completion of their audit of ViaPay's financial statements for the year ended December 31, 2000, their auditors' report may be modified to reflect the uncertainty related to ViaPay's ability to fund planned operations through the year 2001.

     ViaPay has wholly-owned subsidiary companies as follows:

     Name                                    Country of Incorporation
     ViaPay Limited                          Ireland
     ViaPay Holdings                         Ireland
     ViaPay Technologies Limited             United Kingdom
     ViaPay Personnel Services Limited       Jersey

2.   Significant Accounting Policies

     (a)  Basis of Preparation

          The financial statements have been prepared in US dollars in accordance with generally accepted accounting principles in the United States. The accompanying condensed financial statements have been prepared by ViaPay Limited without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the fiscal year from inception (April 16, 2000) to December 31, 2000, or any other future period.

     (b)  Foreign Currency

          Transactions denominated in currencies other than the U.S. dollar are recorded in the local currency at actual exchange rates at the date of the transaction or, where appropriate, at the rates of exchange in related forward exchange contracts. Monetary assets and liabilities denominated in foreign currencies are translated using the rates of exchange prevailing at the balance sheet date or, where appropriate, the rates of exchange in related forward exchange contracts. Gains and losses arising from changes in exchange rates subsequent to the dates of transactions are included in the statement of operations. For the purposes of consolidation of subsidiaries, the closing rate method is used, under which translation gains or losses are shown as movements on reserves. The statements of operations of overseas subsidiaries are translated at average exchange rates.

     (c)  Tangible Fixed Assets

          Tangible fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value of each asset, on a straight line basis over its expected useful life as follows:

          Leasehold improvements                7-10  years
          Fixtures and fittings                 5 years
          Computer hardware                     3 years
          Computer software                     3 years

     (d)  Research and Development Expenditure

          Research and development expenditure is written off in the statement of operations in the period in which it is incurred.

     (e)  Taxation

          The Company accounts for income taxes under provisions of Statement of Financial Accounting Statement ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of an asset and liability method of accounting for deferred income taxes.

     (f)  Net Income (Loss) Per Share

          The Company computes net loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income
          (loss) per share is computed by dividing the net loss attributed to the common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.


2.   Related Party Transactions

     ViaPay has purchased all of its computer equipment from a company in which an employee of ViaPay has a beneficial interest. All purchases were made at arms length.