Form 10-K
period 2000-12-31
INTERFACE E COM INC
filed 2001-04-02
CIK 1084373

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT


                                    Form 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000


                                 VIAPAY LIMITED
               (Exact Name of Registrant as Specified in Charter)

             Nevada                   000-28309             88-0430739
   (State or Other Jurisdiction      (Commission          (IRS Employer
   of Incorporation)                 File Number)       Identification No.)

Abbey House, 450 Bath Road, Longford, Heathrow                    UB7 0EB
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code  0208-757-5800

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $ 17,559,844

Number of shares of Common Stock outstanding: 18,730,500

Documents incorporated by reference: none
ViaPay

Part I.

1. Business

Summary

Viapay is a development stage company that has been established to create for the international banking industry a secure, on-line network via the internet that supports multi account payments, clearing and settlement for e commerce transactions. This network will be supported by a number of value added services for banks that utilise the network, which will generate transaction volume through the system. The first service planned is a sophisticated online bank-branded shopping forum (incorporating order fulfilment and logistical support). This will enable global access by the retail consumers of any participating bank to goods and services offered on line by any merchant of any participating bank. Viapay will subsequently develop a range of other value added services to the banking industry that will utilise Viapay's online network thereby leveraging the investment in the infrastructure.

On March 16, 2001, Viapay had $ 1,723 in cash as compared to liabilities of $
1.6 million, not including loans payable of an additional $ 1.8 million. Unless Viapay receives an infusion of cash very shortly, it may be forced to discontinue operations or declare bankruptcy at any time in the immediate future. In such an event, Viapay's securities will become worthless. In order to retire its existing liabilities (other than loans), complete the development of its product and commence commercial deployment, Viapay estimates that it will require an additional $13 million in 2001. At present, management estimates that Viapay's monthly costs are approximately $ 260,000. Even if it is able to commence commercial deployment, Viapay does not expect to generate positive cash flow at that stage, and so additional financing, perhaps substantial, will be required thereafter. Management estimates that it will require $ 7 million in addition to the $ 13 million referred to above before the end of 2003, which is earliest date that management believes Viapay would become self-financing. These financings, required immediately and later, may significantly dilute the interests of Viapay's existing stockholders. While Viapay believes these estimates to be reasonable, the actual amount required may be greater. While management and its advisors are actively engaged in the raising of additional finance, there can be no assurance that Viapay will ever be able to raise any additional financing on terms that it finds acceptable or on any terms whatsoever, and there is no assurance that Viapay will ever become self-financing.

Background

Viapay's business proposition is underpinned by a belief;

     - that banks, through their existing substantial consumer and merchant relationships, will continue to be an essential participant in any successful e commerce payment system;

     - that most banks have yet to offer a substantial value added service to merchants and consumers that leverages the internet and their existing relationships as a trusted third party, and which gives the banks a clear role as a leader in e commerce;

     - that the traditional role of banks as a provider of credit and payment services to the consumer market and as a payment processor to the merchant market is increasingly under pressure from new market entrants;

     - that the rapid growth of internet commerce has changed the way many consumers, retailers and banks are conducting business today. While the internet has expanded, the number of participants in the distance selling market, traditionally operated by mail order firms, the lack of a global, secure and convenient payment mechanism together with a lack of expertise in the issues associated with distance selling remain major inhibitors to further growth;

     - that credit cards are inherently inappropriate for E commerce as they are designed to be used where the identity of the consumer can be validated at point of use; and

     - that e commerce through its many forms will continue to grow substantially over time.

To date, payment solutions have been primarily focused on how to improve the operation of credit cards rather than looking at fundamental alternatives which take account of the specific issues associated with internet shopping.

     o 75% of consumers are uncomfortable disclosing their credit card details on-line.

     o It is estimated that banks lost $500 million in 2000 as a result of handling disputed e-commerce credit card transactions.

     o A number of merchants failed under the strain of excessive charge backs for on-line transactions - costing a total of approximately $200 million worldwide. The charge back rates for fraudulent transactions are nearly 20 times that of bricks and mortar merchants.

     o An estimated four million credit card numbers were stolen from merchant websites in 2000.

     o Existing retail best practice, particularly in areas of customer service, is not being applied on-line, to the detriment of all the parties involved.

     o In addition to seeking alternative ways of generating revenues from their existing customers and merchants, banks are looking for a payment solution in the on-line world.

As merchants, consumers and banks attempt to expand their activities in the on-line marketplace, the need for a secure, convenient and global payment method, together with an efficient trading infrastructure, is becoming critical.

Viapay services

Viapay's solution will be to avoid use of credit cards as a payments means thereby eliminating the need to secure their details. The Viapay solution will build upon banks' existing on-line services to its customers. Through the Viapay network, which will be integrated to the banks' on-line services, payment for goods and services from any authorised account in any participating bank to any other account in any participating bank can be effected without requiring the consumer to provide any account details to a merchant. It will also allow consumers to make payments from any accounts at their banks rather than just from a credit card account.

In order to generate the underlying transactions that will utilise the payments system and to offer additional value added services to the banks, Viapay is developing a series of value-added services which will use the on-line payments network. The first of these services is a sophisticated shopping forum (ViaMall) for retail consumers. This service will be branded as the bank's own, reinforcing the trust element to the consumer and extending banks' e-commerce offerings.

By networking banks from different countries, ViaMall will offer merchants an opportunity to communicate with millions of qualified consumers in their local languages and currencies, while giving those consumers the comfort, familiarity and security of their usual on-line banking environment. ViaMall functionality will also co-ordinate logistics with each merchant and follow a defined fulfilment process in order to track delivery. Retailers will be encouraged to deploy a reliable fulfilment strategy, designed to gain the confidence of consumers and enhance the brand image of the participating banks.

Viapay's goal is to place Viapay's network at the centre of e-commerce by creating a mutually advantageous situation for consumers, merchants and banks. While Viapay will contract with the banks the success of the solution is dependent on offering a solution that benefits banks, merchants and consumers. These benefits are as follows.

For banks

     o    Strengthening the relationship with their customers

     o    Creating additional revenues and lowering costs

     o    Allowing swift deployment of a secure shopping service

     o    Enabling cross-border merchant acquisition

     o    Increasing number of online customers

For merchants

     o    Reducing fraud, costs, risks and uncertainty

     o    Accessing an international banking consumer base

     o Obtaining market intelligence by demographics which can be used to segment their offering

     o Gaining access to a fulfilment infrastructure which can be customised according to product type and geographical region

     o    Reducing market entry costs

For consumers

     o Having a personalised e-commerce experience underpinned by secure payments

     o    Shopping in their own language and currency

     o    Buying exclusively through trusted third parties

     o    Maintaining complete confidentiality unless personally deactivated

While initially supporting payments arising from internet transactions the Viapay system is being developed to support all forms of e commerce payments including the internet, tele-commerce, and digital television shopping.

Customers

The initial focus of Viapay's business development is on the major retail banks of Northern Europe where significant online banking advancements have already been achieved. Viapay plans to engage a small number of banks as pilot projects for the development of its products in 2001. Upon completion of the pilot development Viapay intends to roll out the service in Europe in late 2001 or early 2002. Timing of the roll out will in part depend on the speed with which the pilot banks can undertake the work required. Sales and Marketing activities will be expanded in late 2001 as the pilot system is being developed and provides a showcase for the ViaPay service. It is expected that the initial customer base for Viapay will come from Europe. It is management's intention to expand to Asia Pacific and the US once a stable base has been established in Europe.

Viapay is in active discussions with banks in the United Kingdom, Ireland, Finland, Sweden, Germany and France. It is also in discussions with major retailers in the UK to refine the product offering and to assist in introducing the ViaPay services to the commercial banks. In early 2001, an initial pilot contract was signed with one bank.

ViaPay is working closely with branding specialists to develop an enduring corporate brand for the future. Although ViaMall will be bank-branded ViaPay will develop a discreet brand presence in association with its strategic partners in order to develop a powerful ingredient brand.

Employees

At the March 7, 2001 ViaPay employed 24 full time staff primarily based at its main operations center in the United Kingdom. Staff numbers had reached as high as 55, including independent contractors, during early 2001. The completion of the technical architecture and a tightening of liquidity made it appropriate to reduce staff numbers to the current levels. Viapay has retained the key staff it requires across all required functional areas to meet its objectives.

Competition

E-commerce payments are dominated by the major credit card companies. Shopping via the internet is undertaken through individual web sites with no integration between the payment method and the shopping experience. While virtual shopping malls have been established by both banks and independent providers; they have yet to become significant and generally have a limited product selection and payment means. Integration of the logistical support is almost totally absent.

There are many new businesses being established that seek to add additional security to the credit card payment model to make it more acceptable. In addition there are a range of alternatives that seek to create new e commerce currencies, which while technically workable, are cumbersome and non-user friendly.

The markets within which the Company operates are relatively new with new products and services being continuously developed. Most of Viapay's competitors have longer operating histories and have more secure funding than Viapay.

Technology

Viapay has completed both the high level and detailed technical architectures for its services. Supplier selection is nearing completion and, subject to completion of funding, it is intended to commence the signing of supplier contracts immediately thereafter. It is Viapay's intent to subcontract to external parties the development of the component parts of the system and to minimise in house development.

ViaPay is in discussion with a range of strategic partners who can provide both technology services, logistics services and/or distribution assistance. An agreement has been signed with Oasis Technologies Limited which has enabled Viapay to both reduce the development cost of some components as well as providing for distribution of the Viapay products on their completion.

Company History

Viapay was formerly known as Interface e.com, Inc. In September 2000 Interface e.com, Inc. transferred its net assets to Viapay Limited in exchange for all of the outstanding common stock of Viapay Limited, an Irish corporation. Interface e.com, Inc was renamed Viapay Limited, (a Nevada corporation) in September 2000 and is the sole owner of Viapay Limited, the Irish corporation which we refer to as "the Subsidiary".

The Subsidiary commenced operations on April 6, 2000 with the intent of developing the Viapay business plan as described herein and will be the primary entity through which the group sells it services. All of Viapay's operations are conducted through the Subsidiary.

RISKS

Viapay's business and results of operations and the trading price of Viapay's common stock are subject to the following risks:

Lack of Financing

On March 16, 2001, Viapay had $ 1,723 in cash as compared to liabilities of $
1.6 million, not including loans payable of an additional $ 1.8 million. Unless Viapay receives an infusion of cash very shortly, it may be forced to discontinue operations or declare bankruptcy at any time in the immediate future. In such an event, Viapay's securities will become worthless. In order to retire its existing liabilities (other than loans), complete the development of its product and commence commercial deployment, Viapay estimates that it will require an additional $13 million in 2001. At present, management estimates that Viapay's monthly costs are approximately $ 260,000. Even if it is able to commence commercial deployment, Viapay does not expect to generate positive cash flow at that stage, and so additional financing, perhaps substantial, will be required thereafter. Management estimates that it will require $ 7 million in addition to the $ 13 million referred to above before the end of 2003, which is earliest date that management believes Viapay would become self-financing. These financings, required immediately and later, may significantly dilute the interests of Viapay's existing stockholders. While Viapay believes these estimates to be reasonable, the actual amount required may be greater. While management and its advisors are actively engaged in the raising of additional finance, there can be no assurance that Viapay will ever be able to raise any additional financing on terms that it finds acceptable or on any terms whatsoever, and there is no assurance that Viapay will ever become self-financing.

Viapay's Limited Operating History May Prevent it From Achieving Success

Viapay is in development stage and an investment in Viapay's common stock involves a high degree of risk. Viapay's date of inception was April 6, 2000. It has a limited operating history, which may prevent it from achieving success. Viapay's revenue and income potential are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

Chief among these challenges and difficulties are persuading banks to purchase products like those offered by Viapay as opposed to another vendor with a longer operating history and more secure financing.

Viapay may fail to address these challenges and failure to do so would seriously harm Viapay's business and operating results. In addition, because of Viapay's limited operating history, it has limited insight into trends that may emerge and affect Viapay's business.

Viapay has Incurred Losses and Expects Future Losses

Viapay has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. On December 31, 2000, Viapay had an accumulated deficit of $ 6.8 million. Viapay may not have sufficient resources to increase its revenues enough to achieve profitability. Viapay's failure to increase its revenues significantly would seriously harm Viapay's business and operating results. In fact, Viapay may not have any revenue growth.

As Viapay's products will be new and strategically important for banks, the banks' decision- making process regarding their purchase may be lengthy. Viapay anticipates a sales cycle of up to a year for a large bank. Management of the cycle to avoid wasted time on unlikely accounts will be difficult.

Future Operating Results Will Likely Fluctuate

Viapay's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of Viapay's operating results will not be meaningful and should not be relied upon as indicators of Viapay's future performance. In the future, Viapay's operating results may be below the expectations of securities analysts and investors. Viapay's failure to meet these expectations would likely depress the market price of Viapay's common stock. To date, Viapay has not had sufficient operating results to gauge any period-to-period fluctuations.

Viapay Expects an Increase in Operating Expenses

Viapay intends to increase operating expenses as it:

     o    Expands sales and marketing activities;

     o    Bolsters technical support and development; and

     o    Raises customer support levels.

The amount of this increase will depend entirely upon the extent to which Viapay undertakes the above activities. Viapay must generate significant revenues in order to continue as a going concern and ultimately to become profitable. Expenses will be incurred before Viapay generates any significant revenues as a result of such incurrance. If Viapay does not significantly increase revenues from these efforts, Viapay's business and operating results would be seriously harmed. There is no assurance that Viapay will ever increase revenues enough to become profitable.

Viapay Depends on Developing and Expanding a Customer Base

Viapay's success depends on developing and expanding a customer base of banks that use its products. It presently has no revenue generating customers. If it fails to develop a customer base, its business and operating prospects would be seriously harmed. Viapay's ability to attract customers will depend on a variety of factors, including the price and quality of Viapay's products as well as Viapay's ability to market its products effectively. Attracting the initial pilot banks to work with Viapay, with its lack of track record and financing, will be a major challenge. Although banks may be attracted by Viapay's products; its lack of track record and financing may cause a bank to select an alternate supplier.

Large banks can be slow to develop new products. Convincing large, credit card issuing banks to offer Viapay's products to the banks' customers may prove to be a slow process and may ultimately be unsuccessful. Viapay will depend on the marketing and sales expertise of banks to sell Viapay's products to the banks' customers.

Viapay's Markets Are Highly Competitive

Viapay's markets are new, rapidly evolving and highly competitive, and it expects this competition to persist and intensify in the future. Viapay's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources.

Many of Viapay's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than Viapay.

Many of these competitors have extensive customer bases and strong customer relationships that they could leverage, including relationships with Viapay's current and potential customers. These competitors also have significantly more established customer service organizations than does Viapay. In addition, these competitors may adopt aggressive pricing policies.

Viapay Needs to Develop and Expand Its Sales and Marketing Capabilities

Viapay needs to develop and expand its marketing and sales operations in order to increase market awareness of Viapay's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and Viapay may not be able to hire enough qualified individuals in the future. Viapay's products require sophisticated sales effort targeted at senior bank management.

Viapay Must Manage Its Growth and Expansion

Viapay's historical growth has placed, and any future growth is likely to continue to place, a significant strain on Viapay's resources. There can be no assurance of any future growth. Any failure to manage growth effectively could seriously harm Viapay's business and operating results. To be successful, Viapay will need to update management information systems continually, improve operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among executive, technical, accounting, finance, marketing, sales and operations organizations. In addition, Viapay's growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

Viapay Must Retain and Attract Key Personnel

Viapay's success depends largely on the skills, experiences and performance of the members of its senior management and other key personnel. Viapay needs employees with knowledge of a range of disciplines including various technologies, retailing, logistics, electronic payment systems and banking. Viapay may not be successful in attracting, assimilating, or retaining qualified personnel. In addition, Viapay's future success will depend on Viapay's ability to continue attracting and retaining highly skilled personnel. Like other companies in Europe, Viapay faces intense competition for qualified personnel.

Reliance On Key Personnel

Viapay considers Richard A Horrell to be a key employee. His loss could seriously harm Viapay's business. Viapay does not maintain key man life insurance for Richard A Horrell.

Viapay Depends on Continued Use of the Internet and Growth of
E-commerce

Rapid growth in the use of the Internet has occurred only recently. As a result, its acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, or continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the internet are subject to a high level of uncertainty, and there exist few proven services and products.

The internet may not be accepted as a long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Viapay's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the necessary speed, data capacity, security and hardware for reliable Internet access and services. Viapay has no direct influence over these third parties.

Thin Public Market for Viapay's Common Stock; Stock Price May
Fluctuate

Viapay's common stock is very thinly traded. Its trading price may not be an accurate reflection of Viapay's value. The market price of Viapay's common stock may fluctuate significantly in response to a number of factors, some of which (such as interest rates, general market sentiment, general economic conditions and trading multiples of comparable companies) are beyond Viapay's control, and some of which (such as operating results and announcements of new products) are within Viapay's control.

Future Sales of Shares Could Affect Viapay's Stock Price

If Viapay's stockholders sell substantial amounts of Viapay's common stock in the public market, the market price of Viapay's common stock could fall. Of Viapay's outstanding common stock, 48% is eligible for sale in the public market immediately.

Shareholders Will Receive No Dividends

Viapay has never paid dividends and has no current plans to do so.
Given Viapay's financial position, it is unlikely that it will pay any dividends in the foreseeable future. Viapay plans instead to retain earnings, if any, to fund internal growth.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements. These statements relate to future events or Viapay's future financial performance. In some cases, one can identify forward-looking statements by terminology. For example, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue", or the negative of these terms or other comparable terminology, indicate forward-looking statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, one should specifically consider various factors, including the risks outlined in the Risk Factors section. These factors may cause Viapay's actual results to differ materially from any forward-looking statement.

Although it believes that the expectations reflected in the forward-looking statements are reasonable, Viapay cannot guarantee future results, levels of activity, performance or achievements. Accordingly, neither Viapay nor any other person assumes responsibility for whether the forward-looking statements ultimately prove accurate. Viapay will not update any of the forward-looking statements after the date of this annual report to conform them to actual results or to changes in Viapay's expectations that occur after the date of this annual report.

2. Properties

Viapay does not own or lease any real properties. Its operations are conducted from rented offices of 1800 square feet, which are occupied on a month-to-month basis at a rent of $ 20,083 per month.

3. Legal Proceedings

Viapay is not engaged in any legal proceedings, which could have a material adverse effect on the Company.

4. Submission of Matters to a Vote of Security Holders.

There were no matters in the quarter ended December 31, 2000 that were submitted to a vote of the security holders.

Part II

5. Market for Registrants Common Equity and Related Stockholder Matters

The company's stock is traded through the OTC Bulletin Board under the symbol VIAP. Prior to September 11, 2000 there was no trading in the stock.

Trading volumes per day have fluctuated significantly and range from zero to 315,000 shares. The average trading volume the 100 days prior to March 16 was 19,936. The last sale price of Viapay's common stock during each quarter to date has varied as set forth below:

Year/Quarter                             High           Low
------------                             ----           ---

2000
Third Quarter (From
         September 11)                   8.000         4.996
Fourth Quarter                           8.562         4.875

2001
First Quarter (Through
         March 16)                       5.234         1.218

The Company's stock has traded on the Berlin over-the-counter market since November 6, 2000

As of March 16, 2001 there were 53 holders of record.

The Company has not paid any cash dividends on its stock and does not currently intend to do so. Future dividend policy will be determined by its board of directors on the basis of earnings, capital requirements and financial condition and other factors considered relevant.

During 2000 and the first quarter of 2001 Viapay issued equity securities and warrants in unregistered offerings exempt under Regulation S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"

6. Selected Financial Data

Viapay Limited (A Development Stage Company)
Consolidated Statement of Operations

                                                                                Period from Incorporation
                                                                                    (April 6, 2000) to
                                                                                     December 31, 2000
Sales and marketing expenses ...................................................           (733,990)
                                                                                       ------------
General and administrative expenses ............................................         (5,294,136)
Non-cash share compensation expenses ...........................................           (740,828)
                                                                                       ------------
Total general and administrative expenses ......................................         (6,034,964)
                                                                                       ------------
Loss from operations ...........................................................       $ (6,768,954)
Interest income, net ...........................................................             15,796
Exchange loss, net .............................................................            (33,139)
                                                                                       ------------
Loss before provision for income taxes .........................................       $ (6,786,297)
Provision for income taxes......................................................                 --
                                                                                       ------------
Net loss, being retained loss for the period ...................................       $ (6,786,297)
                                                                                       ============
Net loss per ordinary share - basic and diluted ................................       $      (0.37)
                                                                                       ============
Shares used in computing net loss per share amounts - weighted average .........         18,210,665
                                                                                       ============

7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF VIAPAY LIMITED AND SUBSIDIARY SHOULD BE READ IN

CONJUNCTION WITH VIAPAY'S CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL DATA INCLUDED HEREIN.

Viapay is still in the development stage. No revenues were recorded for the period since inception (April 6, 2000) through December 31.

Viapay has incurred losses since inception and at 31 December 2000 accumulated losses totalled $ 6.8 million. Expenses incurred for the period since inception consisted of general and administrative expenses relating to the development of the company.

8. Liquidity and Capital Resources

At March 16, 2001 Viapay had cash resources of $1,723, which represented the remaining proceeds from the issuance of equity securities and the incurrance of debt, compared to net liabilities of $1.6m (not including loans payable of $1.8million).

On March 30 1999 Viapay issued 1,000,000 Rule 144 shares of common stock at par value of $0.001 per share to previous directors and officers of the company.

During April 1999, Viapay sold and issued a total of 1,000,000 of its common shares to 33 non-affiliated private investors for cash aggregating $50,000 in private sale transactions. The shares were sold at a price of $0.05 per share. The shares were issued under an exemption from registration pursuant to Rule 504, Regulation D of the Securities Act of 1933.

In August 2000 Viapay issued 84,000 shares at $6.00 per share under Regulation S for a total of $504,000.

In September 2000 Viapay issued 84,000 shares at $6.00 per share under Regulation S for a total of $504,000.

In September 2000 Viapay issued 277,500 shares at $6.00 per share under Regulation S for a total of $1,790,000.

In December 2000 Viapay issued 100,000 shares at $5.00 per share under Regulation S for a total of $ 500,000

In January 2001 in return for an investment of $192,000 Viapay issued 60,000 shares at $3.20 per share under Regulations S together with five-year warrants to purchase 30,000 shares at $3.20 per share

In February 2001 the company issued 125,000 shares at $2.00 per share under Regulation S for a total of $250,000.

In addition to raising capital by means of the foregoing equity issuances, Viapay has borrowed $1.8 million from Pacific Capital Management Inc through a non interest- bearing loan repayable on demand.

Management and Viapay's advisors are actively engaged in raising additional finance. Viapay has engaged a number of institutions to raise financing.

Viapay monthly costs are approximately $260,000 the majority of which are salary costs with the remainder including rent, travel and administration costs.

Viapay estimates that an additional $13 million will be required to retire all existing liabilities (other than the $1.8 million loan), complete the development of its products and commence commercial roll out. It also estimates that it will require a further $7 million to finance its ongoing commercial development until the earliest time management believes that it could become cash generative in late 2003.

Subject to the completion of financing ViaPay will undertake significant pilot project work and sales and marketing over the next 12 months. Employee numbers are expected to increase significantly and Viapay expects to enter into a range of contracts covering technology purchases, software development, communications infrastructure and distribution agreements as well as pilot programs with participating banks.

9. Inflation

Viapay does not believe that inflation will have a material impact on its future operations.

Part III

10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are set forth below.

Name                           Position
Richard  A Horrell             Director, President and Chief Executive Officer
Ross  Ivers                    Director, Chief Financial Officer and Secretary
Tore Alve                      Director, and Chief Operating Officer
Oliver Lacey                   Director and Chief Legal Counsel
Wolfgang Heinrich              Director

Richard Anthony Horrell, 37, President and Chief Executive Officer: With 16 years in the retail banking and card technology industry. Prior to joining Viapay in May 2000, Mr. Horrell was Managing Director for Oasis Technology Ltd., Asia Pacific region, the leading supplier of OPEN technology, a payment system for card companies and banks. Before that, he was Senior Manager at Applied Communications Inc. (ACI), the world's largest supplier of payment systems software, and with VISA International.

Ross Ivers, 38, Chief Financial Officer: Mr. Ivers has16 years in the international finance business. Prior to joining Viapy in May 2000 as Chief Financial Officer of the world's largest power supply manufacturer, Astec (BSR) plc, (a FTSE listed group with revenues in excess of $1 billion), Mr. Ivers gained impressive merger & acquisition experience including a $325 million acquisition of Nortel power businesses.

Tore Alve, 57 Chief Operating Officer: Mr Alve has a 30-year career in the international payment, banking and IT industries. Prior to joining Viapay in July 2000, he was Managing Director of Centralen for Elektroniska Kortransaktioner (CEKAB), providing the technical and operational infrastructure for ATM- and EFTPOS-processing. Before that Mr. Alve was Vice President of the European Payment Systems Services in Belgium, Operations Manager at eurocheque International and Vice President for Christiania Bank og Kreditkasse.

Oliver Lacey, 47, Company Secretary and General Counsel: Mr Lacey has10 years of experience as in-house counsel to information technology companies. He has negotiated multi-million dollar contracts and is experienced in all aspects of mergers and acquisitions. Prior to joining Viapay in July 2000, he was Vice President and General Counsel for ACI Worldwide (EMEA) Ltd, responsible for Europe, Scandinavia, the Middle East and Africa. Before that he was Legal Manager for Texas Instruments Software Limited.

Wolfgang Heinrich, 52, Director: Mr Heinrich has over 20 years of experience in payments industry. He has been President and CEO of CpayS AG,100% sub of Giesecke & Devrient, a company providing hardware and software for electronic payments Germany since August 2000. Formerly President Asia and EMEA for Oasis technology Ltd, EVP at Visa San Mateo responsible for global customer support, international standardisation and electronic payments infrastructure, Mr Heinrich also spent time with B+S Card Services a Frankfurt based service provider in the card acquiring and issuing business as well as performing a number of consulting roles in the payment industry.

No officer or director of the Company is a US citizen or resident.

11. Executive Compensation

No person received any compensation from Viapay before 2000, and during 2000 no person received compensation of $100,000 or more. In 2000, Richard A. Horrell, the Chief Executive Officer, received total cash compensation of $50,000. He received no other cash or non-cash compensation of any kind.

Directors are not paid any fees in connection with their so acting. They are reimbursed for out of pocket expenses incurred in connection with attending board meetings.

Richard A Horrell is employed at a cost of $120,000 per annum as President and Chief executive officer of ViaPay under an agreement date September 1, 2000. His employment may be terminated at two months' notice by either party without penalty. Mr Horrell is entitled to participate in any benefit schemes available to the staff of ViaPay including share options schemes although he has not been granted any options. He is entitled to 30 days paid leave per annum.

                          Report the Board of Directors

Notwithstanding anything to the contrary set forth in any of Viapay's previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Form 10-K Annual Report or future filings with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filing.

The board of directors reviews and determines Viapay's executive compensation objectives and policies, administers Viapay's stock plans and grants stock options.

In the United Kingdom, competition for executive talent is intense in our industry. With this perspective, the board of directors reviews and sets the compensation of Viapay's executive officers.

Executive Compensation Program

Objectives

The objectives of Viapay's executive compensation program are to:

     o    Attract and retain highly talented and productive executives.

     o    Provide incentives for superior performance.

     o Align the interests of executive officers with the interests of Viapay's stockholders by basing a significant portion of compensation upon Viapay's performance.

Components

Viapay's executive compensation program combines the following two components, in addition to the benefit plans offered to all employees: base salary and long-term incentive compensation consisting of stock option grants.

It is Viapay's policy to set base salary levels and long-term incentive compensation on a comparable level with an average of those of selected corporations to which Viapay compares itself for purposes of executive compensation. Viapay selects such corporations on the basis of a number of factors, such as their size and complexity, the nature of their businesses, the regions in which they operate, the structure of their compensation programs and the availability of compensation information. The corporations selected for such comparison may vary from year to year based upon market conditions and changes in both Viapay's and the corporations' businesses over time. Viapay believes that competitive compensation levels are necessary to attract and retain the high-caliber executives necessary for the successful conduct of Viapay's business.

Each component of Viapay's executive compensation program serves a specific purpose in meeting Viapay's objectives. The components of Viapay's executive compensation program are described below, except for any variations arising from individual provisions of employment agreements that Viapay enters into upon hiring an executive.

Base Salary: The board of directors annually reviews the salaries of Viapay's executives. When setting base salary levels in a manner consistent with the objectives outlined above, the board of directors considers competitive market conditions for executive compensation, Viapay performance and individual performance.

The measures of individual performance considered in setting 2000 salaries included, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as Viapay's historical and recent financial performance in the principal area of responsibility of the officer (including such measures as gross margin, net income, sales, customer count and market share), the individual's progress toward non-financial goals within his area of responsibility, individual performance, experience and level of responsibility and other contributions to Viapay's success. The board of directors has not found it practicable, nor has it attempted, to assign relative weights to the specific factors used in determining base salary levels, and the specific factors used may vary among individual officers. As is typical for most corporations, payment of base salary is not conditioned upon the achievement of any specific, pre-determined performance targets.

Long-term incentive compensation:  Viapay believes that option grants

     (1) align executive interests with stockholder interests by creating a direct link between compensation and stockholder return,

     (2) give executives a significant, long-term interest in Viapay's success, and

     (3) help retain key executives in a competitive market for executive talent.

Viapay's Stock Option Plan authorizes the Committee to grant stock options to executives. Option grants are made from time to time to executives whose contributions have or will have a significant impact on Viapay's long-term performance. Viapay's determination of whether option grants are appropriate each year is based upon individual performance measures established for each individual. Options are not necessarily granted to each executive during each year. Generally, options granted to executive officers vest in equal annual installments over a period of three years and expire five years from the date of grant.

Benefits: Viapay believes that it must offer a competitive benefit program to attract and retain key executives.

During 2000, Viapay provided other benefits to its executive officers that are generally available to Viapay's other employees.

Compensation of the Chief Executive Officer: The Chief Executive Officer's compensation plan for 2000 included the same elements and performance measures as the plans of Viapay's other executive officers.

Submitted by:

Richard Horrell, Ross Ivers, Tore Alve, Oliver Lacey, Wolfgang Heinrich.

12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the current beneficial ownership of the Company's common stock by (i) each person known by the Company to beneficially own more than five percent of the Company's outstanding common stock, (ii) the company's chief executive officer and the Directors and (iii) all of the Company's Executive officers and Directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held by the person named as owner.

                                        Number of shares           Percentage
                                       Beneficially Owned          Ownership

Richard A Horrell                          2,800,000                 15.0
Ross Ivers                                   600,000                  3.2
Tore Alve                                    400,000                  2.1
Oliver Lacey                                 400,000                  2.1
Wolfgang Heinrich                                 --                   --
Executive officers and Directors
as a group                                 4,200,000                 22.5

13. Certain Relationships and Related Transactions.

During the period to December 31, 2000 Viapay purchased $ 1,024,707 of goods and services from the Level 5 group of companies. These companies are controlled by Anthony Vaughan, an ex senior executive of Viapay.

Viapay believes that the terms of these purchases were at least as favourable to it as it could have obtained in an arms length transaction.

Part IV

Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A)  (1) Financial Statements and Financial Statement Schedules

     The Financial Statements listed on the Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference, are filed as part of this Form 10-K.

     (2) Exhibits

         The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Form 10-K.

(B) Reports on Form 8-K

On October 16, 2000, Viapay filed a Current Report on Form 8-K to disclose the acquisition of certain assets, and on October 18, 2000 Viapay filed a Current Report on Form 8-K to disclose a change in its certifying accountants.

INDEX TO FINANCIAL STATEMENTS

Description                                                          Page Number

Report of Independent Auditors                                               F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statement of Operations                                         F-4

Consolidated Statement of Changes in
     Shareholders' Equity                                                    F-5

Consolidated Statement of Changes in
     Cash Flows                                                              F-6

Notes to Consolidated Financial Statements                                   F-7

FINANCIAL STATEMENTS

Report of Independent Auditors
The Board of Directors and Shareholders,
Viapay Limited (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Viapay Limited and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from incorporation (April 6, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viapay Limited and its subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the period from incorporation (April 6, 2000) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses since its incorporation and has negative shareholders' equity that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Arthur Andersen
Dublin, Ireland
March 30, 2001

Viapay Limited (A Development Stage Company)
Consolidated Balance Sheet


                                                                    December 31,
Assets                                                                  2000
Current Assets
Cash and cash equivalents ....................................          110,278
Deposits on premises .........................................          180,833
Indirect taxes recoverable ...................................          165,779
Accommodation prepayments ....................................           77,318
Computer maintenance prepayments .............................            9,669
Other prepayments ............................................            9,486
                                                                   ------------
Total current assets .........................................          553,363
Property and equipment, net ..................................          283,044
                                                                   ------------
Total assets .................................................     $    836,407
                                                                   ============

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable .............................................          970,658
Accrued payroll ..............................................          179,529
Accrued payroll taxes ........................................          143,714
Accommodation accruals .......................................            8,515
Consultancy accruals .........................................          676,295
Legal and professional accruals ..............................          145,993
Other accrued expenses .......................................            1,755
Short-term debt ..............................................        1,500,000
                                                                   ------------
Total current liabilities, being total liabilities ...........     $  3,626,459
                                                                   ------------

Shareholders' Equity:
Ordinary shares, US$0.001 par value, 200,000,000 shares
authorized; 18,545,500 issued and outstanding at
December 31, 2000 (Note 4) ...................................           18,545
Additional paid-in capital ...................................       10,776,395
Deficit accumulated during the development stage .............       (6,786,297)
Deferred compensation expense ................................       (6,879,112)
Accumulated other comprehensive income .......................           80,417
                                                                   ------------
Total shareholders' equity ...................................       (2,790,052)
                                                                   ------------
Total liabilities and shareholders' equity ...................     $    836,407
                                                                   ============


The accompanying notes are an integral part of these financial statements.

Viapay Limited (A Development Stage Company)
Consolidated Statement of Operations

                                                                            Period from Incorporation
                                                                                (April 6, 2000) to
                                                                                 December 31, 2000
Sales and marketing expenses ...................................................       (733,990)
                                                                                   ------------
General and administrative expenses ............................................     (5,294,136)
Non-cash share compensation expenses ...........................................       (740,828)
                                                                                   ------------
Total general and administrative expenses ......................................     (6,034,964)
                                                                                   ------------
Loss from operations ...........................................................   $ (6,768,954)
Interest income, net ...........................................................         15,796
Exchange loss, net .............................................................        (33,139)
                                                                                   ------------
Loss before provision for income taxes .........................................   $ (6,786,297)
Provision for income taxes (Note 5) ............................................             --
                                                                                   ------------
Net loss, being retained loss for the period ...................................   $ (6,786,297)
                                                                                   ============
Net loss per ordinary share - basic and diluted ................................   $      (0.37)
                                                                                   ============
Shares used in computing net loss per share amounts -  weighted average ........     18,210,665
                                                                                   ============

The accompanying notes are an integral part of these financial statements.

Viapay Limited (A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity

                                                                                                             Accumulated
                                                              Additional                                        Other
                                     Ordinary Shares           Paid In         Deferred       Accumulated    Comprehensive
                                  Shares        Amounts        Capital       Compensation      (Deficit)        Income
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance at April 6, 2000 ...      2,000,000        $ 2,000             --              --              --              --
Share Split ................     16,000,000        $16,000     $  (16,000)             --              --              --
Issuance of ordinary shares         545,500           $545     $3,172,455              --              --              --
Deferred Compensation ......             --             --     $7,619,940     $(7,619,940)             --              --
Amortisation of Deferred
Compensation ...............             --             --                       $740,828              --              --
Currency translation .......
adjustment .................             --             --             --              --              --         $80,417
Net Loss ...................             --             --             --              --     $(6,786,297)             --
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000     18,545,500        $18,545    $10,776,395     $(6,879,112)    $(6,786,297)        $80,417
                               ============   ============   ============    ============    ============    ============

                                   Total          Total
                               Comprehensive   Shareholders'
                                   Loss           Equity
                               ------------    ------------
Balance at April 6, 2000 ...             --     $     2,000
Share Split ................             --              --
Issuance of ordinary shares              --     $ 3,173,000
Deferred Compensation ......             --              --
Amortisation of Deferred
Compensation ...............             --        $740,828
Currency translation .......    $    80,417
adjustment .................                        $80,417
Net Loss ...................    $(6,786,297)    $(6,786,297)
                               ------------    ------------
Balance at December 31, 2000    $(6,705,880)    $(2,790,052)
                               ============    ============

    The accompanying notes are an integral part of these financial statements

Viapay Limited (A Development Stage Company)
Consolidated Statement of Changes in Cash Flows

Cash Flows from Operating Activities:
Net loss ................................................................................         $(6,786,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ...........................................................              44,462
Share compensation charges ..............................................................             740,828
Prepayments .............................................................................            (443,085)
Accounts payable ........................................................................             970,658
Accrued payroll and related taxes .......................................................             143,714
Accrued expenses and other liabilities ..................................................           1,012,087
                                                                                                  -----------
Net cash used in operating activities ...................................................         $(4,317,633)

Cash Flows from Investing Activities:
Purchase of property and equipment, net .................................................            (327,506)
                                                                                                  -----------
Net cash used in investing activities ...................................................         $  (327,506)
                                                                                                  -----------

Cash Flows from Financing Activities:
Proceeds from sales of ordinary shares (Note 4) .........................................           3,173,000
Cash acquired on acquisition of Interface e.com .........................................               2,000
Proceeds from short-term debt ...........................................................           1,500,000
                                                                                                  -----------
Net cash provided by financing activities ...............................................         $ 4,675,000
                                                                                                  -----------

Net increase in cash and cash equivalents ...............................................              29,861
Effect of exchange rate changes on cash and cash equivalents ............................              80,417
Cash and cash equivalents at beginning of period ........................................                  --
                                                                                                  -----------
Cash and cash equivalents at end of period ..............................................         $   110,278
                                                                                                  ===========

Supplemental disclosures of cash flow information:
Interest paid ...........................................................................                  33

The accompanying notes are an integral part of these financial statements.

Viapay Limited (A Development Stage Company)
Notes to the Consolidated Financial Statements

1. Organization, Background, Going Concern and Subsequent Events

Viapay Limited, an Irish corporation, was incorporated on April 6, 2000. In September 2000, the Company acquired all of the net assets of Interface e.com, Inc., a Nevada corporation. Interface e.com Inc. was a public company with no assets other than cash and had not traded. In consideration for the net assets acquired, all of the outstanding shares of Viapay Limited's Common Stock were transferred to Interface e.com, Inc., which shares were recorded at the historical value of the net assets acquired. The acquisition has been treated as a re-capitalisation of Viapay Limited with Viapay Limited as the acquirer, i.e. a reverse acquisition. The historic financial statements prior to September 2000 are those of Viapay Limited.

Interface e.com, Inc. subsequently changed its name to Viapay Limited. For purposes of clarity, Viapay Limited, the Nevada corporation and the entity defined herein, together with its subsidiaries, as "The Company", is the sole owner of Viapay Limited, the Irish corporation.

As a result of the above transaction, the accompanying statements of operations include the results of Viapay Limited for the period from inception (April 6, 2000) through December 31, 2000. In addition, the statement of operations includes the results of Interface e.com, Inc. from September 2000 through December 31, 2000.

Viapay has wholly-owned subsidiary companies as follows:

Name                                           Country of Incorporation
Viapay Limited                                 Ireland
Viapay Holdings                                Ireland
Viapay Technologies Limited                    England, United Kingdom
Viapay Personnel Services Limited              Jersey, United Kingdom

On March 16, 2001, Viapay had $1,723 in cash as compared to liabilities of $1.6 million, not including loans payable of an additional $ 1.8 million. Unless Viapay receives an infusion of cash very shortly, it may be forced to discontinue operations or declare bankruptcy at any time in the immediate future. In such an event, Viapay's securities will become worthless. In order to retire its existing liabilities (other than loans), complete the development of its product and commence commercial deployment, Viapay estimates that it will require an additional $13 million in 2001. At present, management estimates that Viapay's monthly costs are approximately $260,000. Even if it is able to commence commercial deployment, Viapay does not expect to generate positive cash flow at that stage, and so additional financing, perhaps substantial, will be required thereafter. Management estimates that it will require $7 million in addition to the $13 million referred to above before the end of 2003, which is earliest date that management believes Viapay would become self-financing. These financings, required immediately and later, may significantly dilute the interests of Viapay's existing stockholders. While Viapay believes these estimates to be reasonable, the actual amount required may be greater. There can be no assurance that Viapay will ever be able to raise any additional financing on terms that it finds acceptable or on any terms whatsoever, and there is no assurance that Viapay will ever become self-financing.

Management and its advisors are actively engaged in the raising of additional finance. Viapay has engaged a number of institutions to raise financing. There can be no assurance that Viapay's discussions in relation to future funding will be successful, but on the basis of the state of the discussions and management's resolve to continue with operations, the Directors believe it appropriate to prepare the accounts on the going concern basis. These financial statements do not reflect any adjustments that would be required to the carrying values of assets and liabilities should the going concern basis prove not to be appropriate.

2. Summary of Significant Accounting Policies

Basis of Preparation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viapay Limited and its subsidiaries in Ireland and the United Kingdom (together "the Company") after eliminating all material inter-company transactions and balances.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The functional currency of Viapay Limited is the U.S. dollar. As it is anticipated that most of their transactions will be denominated in U.S. dollars, the functional currency of the Irish subsidiaries is also the U.S. dollar. The Company's subsidiaries in the United Kingdom operate using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and costs are translated using average exchange rates for the period. The resulting cumulative translation adjustments are presented as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from translation adjustments are reflected in the statement of operations.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of these assets as follows: -

Fixtures and fittings              5 years
Computer hardware                  3 years
Computer software                  5 years

Property and equipment at December 31, 2000 are summarized as follows: -

                                                      December 31, 2000

Fixtures and fittings                                        4,153
Computer hardware                                          240,630
Computer software                                           82,723
                                                         ---------
Total cost                                                 327,506
Less accumulated depreciation                              (44,462)
                                                         ---------
Property and equipment, net                               $283,044
                                                         =========

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No losses from impairment have been recognized in the financial statements.

Research and Development

Internal and external costs incurred in the planning or conceptual development of software for internal use are expensed as incurred. Once the planning or conceptual development of software has been achieved, and the project has reached the application or development stage, the following costs are capitalized as intangible assets:

     o    External direct costs of materials and services used in the project,

     o Payroll and payroll-related costs for employees who are directly associated with and who devote time to the project (to the extent of the time spent directly on the project), and

     o    Interest cost incurred in the development of the project.

Training and routine maintenance costs are expensed as incurred.

During the period ended December 31, 2000, however, all software development costs were expensed as incurred, as the amounts qualifying for capitalization were immaterial. Such costs are recorded as a component of general and administrative expenses.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized. Deferred tax assets are recognized in full subject to a valuation allowance to reduce the amount of such assets to that, which is more likely than not to be realized.

Fair Value of Financial Instruments

The book values of cash, deposits and prepayments, trade accounts payable, and other financial instruments approximates their fair values principally because of the short-term maturities of these instruments.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash.

Advertising

No advertising expenditure was incurred during the period ended December 31, 2000.

Net Loss Per Share

The Company computes net loss per share in accordance with Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Share-Based Compensation

The Company accounts for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

Indirect Taxes

Indirect taxes comprise principally United Kingdom Value Added Tax, which is paid in acquiring goods and services and subsequently recovered from the Tax authority.

Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income, other than foreign currency translation adjustments arising on consolidation of its subsidiaries in the United Kingdom, which amounted to a gain of $80,417.

Segment Information

The Company identifies its operating segments based on business activities and management responsibility.

The Company is a Development Stage company, which will operate in a single business segment providing an on-line network supporting accounts payments, clearing and settlement for e-commerce transactions.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for all derivative instruments. SFAS No. 137 amended SFAS No. 133 to make it effective for fiscal years beginning after June 15, 2000. In addition, SFAS No. 138, issued in June 2000, amended SFAS No. 133 in respect of the accounting of certain derivative instruments and hedging activities. One of the changes introduced by SFAS No. 133 is that it does permit, subject to meeting the appropriate designation and effectiveness tests, the hedging of anticipated transactions using forward foreign currency contracts. However, the Company has not yet determined whether it will take advantage of the hedging strategy permitted by SFAS No. 133 and therefore it has also not determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

3. Short-Term Debt

The short-term debt was advanced by a shareholder and is repayable on demand, unsecured and interest free.

4. Shareholders' Equity

During the period the Company's authorized share capital was increased from 25,000,000 shares to 200,000,000 ordinary shares, par value $0.001 per share.

Issuances of Ordinary Shares

In July 2000, 2,000,000 of the Company's shares were split via a 9 for 1 split, thereby resulting in the issue of 16,000,000 ordinary shares.

In August 2000, the Company issued 84,000 ordinary shares of $0.001 at $6.00 per share, valued at $504,000.

In September 2000, the Company issued 84,000 ordinary shares of $0.001 at $6.00 per share, valued at $504,000.

In September 2000, the Company issued 277,500 ordinary shares of $0.001 at $6.00 per share, valued at $1,665,000.

In December 2000, the Company issued 100,000 ordinary shares of $0.001 at $5.00 per share, valued at $500,000.

Employee Share Option Plan

On September 15, 2000, the Company established an employee share option plan for senior employees of the Company. The terms of the plan are that the shares vest over three years. All options issued under this plan expire ten years after issuance.

1,372,000 options were issued under the scheme. As the exercise price of 1,370,000 of these options was below the fair value of ordinary shares at the date of issue, a compensation cost of $7,619,940 arose. This cost is being amortized on a straight-line basis over the automatic three year vesting period, resulting in a charge of $740,828 being recorded in the period ended December 31, 2000. The remaining charge of $6,879,112 has been recorded as deferred compensation expense within shareholders' equity.

FASB Statement 123 Disclosures

In October 1995, FASB Statement 123 "Accounting for Stock-Based Compensation" was issued. The Company has adopted the disclosure provisions of FASB Statement 123, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees" in accounting for share option rights granted under the employee share option plan. Accordingly, for the period ending, December 31, 2000, compensation expense of $740,828 was recognized for options granted under the employee share plans. Had compensation expense for options granted under the employee share plans been determined based on fair value at the grant dates in accordance with FASB Statement 123, the Company's charge to income for the period ending, December 31, 2000 would have been $746,168. Net loss and loss per ordinary share would have been reduced to the pro-forma amounts shown below:

                                                      Period from Incorporation
                                                          (April 6, 2000) to
                                                          December 31, 2000

Net loss:
As reported ..........................................      $(6,786,297)
Pro forma ............................................      $(6,791,637)

Net loss per share (basic and diluted):
As reported ..........................................           $(0.37)
Pro forma ............................................           $(0.37)

The movement in options outstanding under the employee share plans during the period ending December 31, 2000 is summarized in the following table:

                                            Number of shares    Weighted average
                                            subject to Option    exercise prices

Outstanding on incorporation ...............           --               --
Granted during the period ..................    1,372,000             0.02
Outstanding at December 31, 2000 ...........    1,372,000             0.02

The weighted average fair value of options granted in the period ending December 31, 2000 are set out in the following table and have been estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of nil; annual standard deviation (volatility) of 95%; risk free interest rate 6.0%; average option life of five years.

The following table summarizes the value of options granted in the period:

                                               Period from Incorporation
                                                   (April 6, 2000) to
                                                    December 31,2000

                                          Weighted Average     Weighted Average
Exercise price relative to market price      Fair Value         Exercise Price

Equals .................................       $4.19                $5.56
Exceeds ................................          --                   --
Is less than ...........................       $5.55                $0.01
                                               -----                -----
Total ..................................       $5.55                $0.02
                                               =====                =====

The following table summarizes information about the stock options outstanding at December 31, 2000.

                          Outstanding as at December 31, 2000

                                                             Weighted Average
Range of exercise                    Weighted Average      Remining Contractual
    prices ($)          Number       Exercise Price($)              Life

  0.01 - 4.99         1,370,000            0.01                     9.71
  5.00 - 10.00            2,000            5.56                     9.71
                      ---------
     Total            1,372,000            0.02                     9.71
                      =========

5. Income Taxes

                                                     Period from Incorporation
                                                         (April 6, 2000) to
                                                          December 31, 2000
(Loss) before provision for income taxes
consists of the following:
US ...................................................       $(2,119,100)
Foreign ..............................................        (4,667,197)
                                                              ----------
Total ................................................       $(6,786,297)
                                                              ==========

A reconciliation of the theoretical tax expense, assuming all income is taxed at the statutory rate applicable to the loss of the Company, and the actual tax benefit, is as follows:

                                                                  Period from
                                                                 Incorporation
                                                              (April 6, 2000) to
                                                               December 31, 2000

Theoretical tax benefit computed at rates of 35% in 2000 ...       2,375,000
Losses from Irish and United Kingdom
operations relieved at lower rates .........................        (506,000)
Non-deductible expenses ....................................        (353,000)
Operating losses not utilized ..............................      (1,516,000)
                                                                  ----------
Actual tax benefit .........................................             $--
                                                                  ==========

The non-deductible expenses in the period ended December 31, 2000 primarily relate to the non-cash share compensation charges incurred in the period.

                                                              Period from Incorporation
                                                                  (April 6, 2000) to
                                                                  December 31, 2000
Net operating loss carried forward ..............................     1,516,000
Property and equipment depreciation, net of capital allowances ..         7,000
Total deferred tax assets .......................................     1,523,000
Valuation allowance .............................................    (1,523,000)
                                                                     ----------
Net deferred tax assets .........................................           $--
                                                                     ==========

At December 31, 2000 the Company had US net operating losses carried forward of approximately $1.2 million, Irish net operating losses of approximately $4.4 million and Great Britain net operating losses carried forward of $0.1 million. The utilization of these net operating losses carried forward is limited to future profitable operations of the Company in the related tax jurisdictions in which such losses arose. The U.S. losses carried forward begin to expire in 2020 if not previously utilized. The Irish and United Kingdom losses carry forward indefinitely. Valuation allowances have been provided against the net operating losses carried forward to the extent that it is considered likely that the losses will not be utilized in each tax jurisdiction.

6. Commitments

At December 31, 2000 the Company had not entered into any commitment, except that it occupies rented offices on a month-to-month basis at a monthly rental of $ 20,083.

7. Related Party Transactions

During the period to 31 December the Company purchased $ 1,024,707 of goods and services from the Level 5 group of companies. These companies are controlled by Anthony Vaughan, a former senior executive of Viapay.

Viapay believes that the terms of these purchases were at least as favourable to it as it could have obtained in an arms length transaction.

8. Segmental Information

The Company is a Development Stage company, which will operate in a single operating segment, providing an on-line network supporting accounts payments, clearing and settlement for e-commerce transactions.

The following is a summary of enterprise-wide geographic area information:

                                                             December 31, 2000

Long lived assets, net
Country of Domicile
United States ............................................              --
Foreign Countries -
Ireland ..................................................              --
United Kingdom ...........................................        $283,044
                                                                  --------
Consolidated total .......................................        $283,044
                                                                  ========

9. Net Loss per Ordinary Share

                                               Period from Incorporation
                                                   (April 6, 2000) to
                                                    December 31, 2000

Net loss                                               $(6,786,297)
                                                       ===========

Denominator:
Weighted average ordinary shares - basic                18,210,665
                                                       ===========

The effect of the various share options issued during the period (Note 4) have not been included in the computation of diluted net loss per share in the period ended December 31, 2000 as to do so would have been antidilutive.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

March 30, 2001                             Viapay Limited


                                           By:  /s/ Richard A. Horrell
                                                --------------------------------
                                                Richard A. Horrell, President
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


/s/ Richard A Horrell
--------------------------     Director, President and Chief Executive Officer
Richard A Horrell              (Principal Executive Officer)


/s/ Ross Ivers
--------------------------     Director, Chief Financial Officer and Secretary
Ross Ivers                     (Principal Financial and Accounting Officer)


/s/ Tore Alve
--------------------------     Director and Chief Operating Officer
Tore Alve


--------------------------     Director and Chief Legal Counsel
Oliver Lacey


/s/ Wolfgang Heinrich
--------------------------     Director
Wolfgang Heinrich

                                INDEX TO EXHIBITS


Exhibit No.                          Description

21                          Subsidiaries of Viapay Limited