Form 10-Q
period 2001-03-31
INTERFACE E COM INC
filed 2001-05-14
CIK 1084373

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT


                                   Form 10- Q

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter Ended March 31, 2001


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

PART  I. - FINANCIAL INFORMATION

Item 1.           Financial Statements

Viapay Limited (A Development Stage Company)
Consolidated Balance Sheet

                                                                                            Unaudited
                                                                                            March 31,
                                                                                              2001
Assets
Current Assets
Cash and cash equivalents .........................................................              2,363
Amounts receivable.................................................................            196,456
Prepaids and other current assets..................................................             43,595
                                                                                       ----------------
Total current assets...............................................................            242,414
Property and equipment, net........................................................            211,693
                                                                                       ----------------
Total assets.......................................................................         $  454,107
                                                                                       ================


Liabilities and Shareholders' Equity
Current Liabilities:
Bank overdraft.....................................................................             10,129
Accounts payable...................................................................          1,425,687
Accrued liabilities................................................................          1,712,901
Short-term debt ...................................................................          1,800,000
                                                                                         --------------
Total current liabilities, being total liabilities ................................         $4,948,717
                                                                                         --------------

Shareholders' Equity:
Ordinary shares, US$0.001 par value, 200,000,000 shares authorized; 18,730,500
issued and outstanding at March 31, 2001 (Note 4) .................................             18,730
Additional paid-in capital ........................................................         11,218,210
Deficit accumulated during the development stage...................................         (8,974,132)
Deferred compensation expense......................................................         (6,879,112)
Accumulated other comprehensive income.............................................            121,694
                                                                                         --------------
Total shareholders' equity ........................................................         (4,494,610)
                                                                                         --------------
Total liabilities and shareholders' equity ........................................        $   454,107
                                                                                         ==============


The accompanying notes are an integral part of these financial statements.

Viapay Limited (A Development Stage Company)
Consolidated Statement of Operations

                                                                  Unaudited
                                                             For the three month
                                                                 period ended
                                                                March 31, 2001

General and administrative expenses .......................        (2,216,191)
                                                                 -------------
Operating Loss  ...........................................      $ (2,216,191)
Interest income, net ......................................               316
Exchange loss, net ........................................            47,753
Loss on disposal of property and equipment ................           (19,713)
                                                                 -------------
Loss before provision for income taxes ....................      $ (2,187,835)
Provision for income taxes (Note 5) .......................                --
                                                                 -------------
Net loss, being retained loss for the period...............      $ (2,187,835)
                                                                 =============
Accumulated loss brought forward                                 $ (6,786,297)
                                                                 =============
Net loss per ordinary share - basic and diluted............      $      (0.12)
                                                                 =============
Shares used in computing net loss per share
  amounts -  weighted average..............................        18,628,944
                                                                 =============



The accompanying notes are an integral part of these financial statements.

         Viapay Limited (A Development Stage Company)
         Consolidated Statement of Changes in Shareholders' Equity

                                                                                                            Accumulated
                                                            Additional                                         Other
                                   Ordinary Shares           Paid In         Deferred       Accumulated    Comprehensive
                                 Shares     Amounts          Capital       Compensation      (Deficit)         Income
Balance at December 31, 2000    18,545,500    $ 18,545    $ 10,776,395    $ (6,879,112)    $ (6,786,297)      $ 80,417
Issuance of ordinary shares        185,000    $    185    $    441,815              --               --             --
Currency translation
adjustment                              --          --              --              --               --       $ 41,277
Net Loss                                --          --              --              --     $ (2,187,835)            --
                              -----------------------------------------------------------------------------------------
Balance at March 31, 2001       18,730,500    $ 18,730    $ 11,218,210    $ (6,879,112)    $ (8,974,132)      $121,694
                              =========================================================================================

                                      Total              Total
                                  Comprehensive      Shareholders'
                                       Loss              Equity
Balance at December 31, 2000    $ (6,705,880)      $ (2,790,052)
Issuance of ordinary shares               --       $    442,000
Currency translation
adjustment                      $     41,277       $     41,277
Net Loss                        $ (2,187,835)      $ (2,187,835)
                              -----------------------------------
Balance at March 31, 2001       $ (8,852,438)      $ (4,494,610)
                              ===================================


The accompanying notes are an integral part of these financial statements

Viapay Limited (A Development Stage Company)
Consolidated Statement of Changes in Cash Flows

Cash Flows from Operating Activities:
Net loss.......................................................   $ (2,213,035)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization..................................         24,123
Loss on disposal of property and equipment.....................         19,713
Accounts receivable............................................        150,156
Prepaids and current assets....................................         52,878
Accounts payable ..............................................        459,278
Accrued liabilities ...........................................        557,100
                                                                  ------------
Net cash used in operating activities .........................   $   (949,787)
                                                                  ============

Cash Flows from Investing Activities:
Proceeds from disposal of property and equipment...............            713
                                                                  ------------
Net cash used in investing activities .........................   $        713
                                                                  ------------

Cash Flows from Financing Activities:
Proceeds from sales of ordinary shares (Note 4) ...............        442,000
Proceeds from short-term debt .................................        300,000
                                                                  ------------
Net cash provided by financing activities......................   $    742,000
                                                                  ------------

Net increase in cash and cash equivalents .....................       (207,074)
Effect of exchange rate changes on cash and cash equivalents...         89,030
Cash and cash equivalents at beginning of period...............        110,278
                                                                  ------------
Cash and cash equivalents at end of period ....................   $     (7,766)
                                                                  ============

Supplemental disclosures of cash flow information:
Interest paid ...................................................          275


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

As a result of the above transaction, the accompanying statements of operations include the results of Viapay Limited for the period from inception (April 6, 2000) through March 31, 2001. In addition, the statement of operations includes the results of Interface e.com, Inc. from September 2000 through March 31, 2001.

Viapay has wholly-owned subsidiary companies as follows:

Name                                                 Country of Incorporation
Viapay Limited                                       Ireland
Viapay Holdings                                      Ireland
Viapay Technologies Limited                          England, United Kingdom
Viapay Personnel Services Limited Jersey             United Kingdom

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
Computer software                         5 years


Property and equipment at March 31, 2001 are summarized as follows: -

                                                  March 31, 2001

Fixtures and fittings                                     3,967
Computer hardware                                       187,862
Computer software                                        79,020
                                                  --------------
Total cost                                              270,849
Less accumulated depreciation                           (59,156)
                                                  --------------
Property and equipment, net                           $ 211,693
                                                  ==============


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

During the period ended March 31, 2001, however, all software development costs were expensed as incurred, as the amounts qualifying for capitalization were immaterial. Such costs are recorded as a component of general and administrative expenses.

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

Advertising

No advertising expenditure was incurred during the period ended March 31, 2001.


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

Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income, other than foreign currency translation adjustments arising on consolidation of its subsidiaries in the United Kingdom, which amounted to a gain of $121,694.

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

3. Short-Term Debt

The short-term debt was advanced by a shareholder and is repayable on demand.

4. Shareholders' Equity

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

In January 2001 the company issued 60,000 ordinary shares of $0.001 at $3.20 valued at $192,000.

In February 2001 the company issued 125,000 ordinary shares of $0.001 at $2.00 valued at $250,000.


5. Commitments and Contingencies

At March 31, 2001 the Company had not entered into any commitment, except that it occupies rented offices on a month-to-month basis at a monthly rental of $ 20,083.


6. Segmental Information

The Company is a Development Stage company, which will operate in a single operating segment, providing an on-line network supporting accounts payments, clearing and settlement for e-commerce transactions.

The following is a summary of enterprise-wide geographic area information:

                                                       March 31, 2001
Long lived assets, net
Country of Domicile
United States...................................                  --
Foreign Countries -
Ireland.........................................                  --
United Kingdom..................................           $ 283,044
                                                      ---------------
Consolidated total .............................           $ 283,044
                                                      ===============

7. Net Loss per Ordinary Share

                                                      For the three -
                                                        month period
                                                    ended March 31, 2001

Net loss                                               $  (2,187,835)
                                                      ===============

Denominator:
Weighted average ordinary shares - basic                  18,628,944
                                                      ===============

The effect of the various share options issued during the period (Note 4) have not been included in the computation of diluted net loss per share in the period ended March 31, 2001 as to do so would have been antidilutive


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF VIAPAY LIMITED AND SUBSIDIARY SHOULD BE READ IN CONJUNCTION WITH VIAPAY'S CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL DATA INCLUDED HEREIN.

Viapay is still in the development stage. No revenues were recorded for the three month period to March 31.

Viapay has incurred losses since inception and at 31 March 2001 accumulated losses totalled $ 8.9 million. Expenses incurred for the period since inception consisted of general and administrative expenses relating to the development of the company.

The company was formed subsequent to 31 March 2000, therefore no comparative figures are available.

Liquidity and Capital Resources

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

In August 2000 Viapay issued 84,000 shares at $6.00 per share under Regulation S for a total of $504,000. .

In September 2000 Viapay issued 84,000 shares at $6.00 per share under Regulation S for a total of $504,000.

In September 2000 Viapay issued 277,500 shares at $6.00 per share under Regulation S for a total of $1,790,000 .

In December 2000 Viapay issued 100,000 shares at $5.00 per share under Regulation S for a total of $ 500,000

In January 2001 in return for an investment of $192,000 Viapay issued 60,000 shares at $3.20 per share under Regulations S together with five-year warrants to purchase 30,000 shares at $3.20 per share.

In February 2001 the company issued 125,000 shares at $2.00 per share under Regulation S for a total of $250,000.

In addition to raising capital by means of the foregoing equity issuances, Viapay has borrowed $1.945 million from Pacific Capital Management Inc and $100,000 from First E-Com.com through non interest- bearing loans repayable on demand.

Management and Viapay's advisors are actively engaged in raising additional finance. Viapay has engaged a number of institutions to raise financing.

Viapay monthly costs are approximately $160,000 the majority of which are salary costs with the remainder including rent, travel and administrations costs.

Viapay estimates that an additional $13 million will be required to retire all existing liabilities (other than the $1.945 million loan), complete the development of its products and commence commercial roll out. It also estimates that it will require a further $5 million to finance its ongoing commercial development until the earliest time management believes that it could become cash generative in late 2003.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securites Holders

None

Item 5.  Other Information

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


Viapay's business and results of operations and the trading price of Viapay's common stock are subject to the following risks:

Lack of Financing

On May 11, Viapay had $ 65,140 in cash as compared to liabilities of $ 2.31 million, not including loans payable of an additional $ 2.045 million. Unless Viapay receives an infusion of cash very shortly, it may be forced to discontinue operations or declare bankruptcy at any time in the immediate future. In such an event, Viapay's securities will become worthless. In order to retire its existing liabilities (other than loans), complete the development of its product and commence commercial deployment, Viapay estimates that it will require an additional $13 million in 2001. At present, management estimates that Viapay's monthly costs are approximately $ 160,000. Even if it is able to commence commercial deployment, Viapay does not expect to generate positive cash flow at that stage, and so additional financing, perhaps substantial, will be required thereafter. Management estimates that it will require $ 5 million in addition to the $ 13 million referred to above before the end of 2003, which is earliest date that management believes Viapay would become self-financing. These financings, required immediately and later, may significantly dilute the interests of Viapay's existing stockholders. While Viapay believes these estimates to be reasonable, the actual amount required may be greater. While management and its advisors are actively engaged in the raising of additional finance, there can be no assurance that Viapay will ever be able to raise any additional financing on terms that it finds acceptable or on any terms whatsoever, and there is no assurance that Viapay will ever become self-financing.


Viapay has Incurred Losses and Expects Future Losses

Viapay has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. On March 31, 2001, Viapay had an accumulated deficit of $ 8.9 million. Viapay may not have sufficient resources to increase its revenues enough to achieve profitability. Viapay's failure to increase its revenues significantly would seriously harm Viapay's business and operating results. In fact, Viapay may not have any revenue growth.

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

Item 6.  Exhibits and Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ViaPay Limited



May 14, 2001                           By: /s/ John Draheim
                                           -------------------------------------
                                           John Draheim, Secretary and Treasurer