Form 10-Q/A
period 2001-03-31
INTERFACE E COM INC
filed 2001-05-17
CIK 1084373

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                QUARTERLY REPORT

                                  Form 10- Q/A

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $ 13,111,350

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

PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

Viapay Limited (A Development Stage Company)
Condensed Consolidated Balance Sheet

                                                                                  Unaudited
                                                                                   March 31      December 31,
                                                                                     2001            2000
                                                                                 ------------    ------------
Assets
Current Assets
Cash and cash equivalents ....................................................          2,363         110,278
Amounts receivable ...........................................................        196,456         346,612
Prepaids and other current assets ............................................         43,595          96,473
                                                                                 ------------    ------------
Total current assets .........................................................        242,414         553,363
Property and equipment, net ..................................................        211,693         283,044
                                                                                 ------------    ------------
Total assets .................................................................   $    454,107    $    836,407
                                                                                 ============    ============

Liabilities and Shareholders' Equity
Current Liabilities:
Bank overdraft ...............................................................         10,129              --
Accounts payable .............................................................      1,425,687         970,658
Accrued liabilities ..........................................................      1,712,901       1,155,801
Short-term debt ..............................................................      1,800,000       1,500,000
                                                                                 ------------    ------------
Total current liabilities, being total liabilities ...........................   $  4,948,717    $  3,626,459
                                                                                 ------------    ------------

Shareholders' Equity:
Ordinary shares, US$0.001 par value, 200,000,000 shares authorized; 18,730,500
issued and outstanding at March 31, 2001 (Note 4) ............................         18,730          18,545
Additional paid-in capital ...................................................     11,218,210      10,776,395
Deficit accumulated during the development stage .............................     (8,974,132)     (6,786,297)
Deferred compensation expense ................................................     (6,879,112)     (6,879,112)
Accumulated other comprehensive income .......................................        121,694          80,417
                                                                                 ------------    ------------
Total shareholders' equity ...................................................     (4,494,610)     (2,790,052)
                                                                                 ------------    ------------
Total liabilities and shareholders' equity ...................................   $    454,107    $    836,407
                                                                                 ============    ============

Viapay Limited (A Development Stage Company)
Condensed Consolidated Statement of Operations

                                                                                 Unaudited           Period from
                                                                            For the three month     Incorporation
                                                                                period ended      (April 6, 2000) to
                                                                               March 31, 2001        March 31, 2001
                                                                                ------------          ------------
General and administrative expenses ...................................           (2,216,191)           (8,244,317)
Non-cash share compensation expenses ..................................           (2,216,191)             (740,828)
                                                                                ------------          ------------
Operating Loss ........................................................         $ (2,216,191)         $ (8,985,145)
Interest income, net ..................................................                  316                16,112
Exchange loss, net ....................................................               47,753                14,614
Loss on disposal of property and equipment ............................              (19,713)              (19,713)
                                                                                ------------          ------------
Loss before provision for income taxes ................................         $ (2,187,835)         $ (8,974,132)
Provision for income taxes ............................................                   --                    --
                                                                                ------------          ------------
Net loss, being retained loss for the period ..........................         $ (2,187,835)         $ (8,974,132)
                                                                                ============          ============
Accumulated loss brought forward ......................................         $ (6,786,297)                   --
                                                                                ============          ============
Net loss per ordinary share - basic and diluted .......................            $ $(0.49)          $      (0.12)
                                                                                ============          ============
Shares used in computing net loss per share amounts -  weighted average           18,628,944            18,315,235
                                                                                ============          ============

Viapay Limited (A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders' Equity

                                                                                         Accumulated
                                                Additional                                   Other         Total          Total
                           Ordinary Shares       Paid In      Deferred      Accumulated  Comprehensive  Comprehensive  Shareholders'
                          Shares     Amounts     Capital     Compensation    (Deficit)      Income          Loss          Equity
Balance at
  April 6, 2000          2,000,000    $2,000            --            --             --          --              --         $2,000
Share Split             16,000,000   $16,000      $(16,000)           --             --          --              --             --
Issuance of ordinary
  shares                   545,500      $545    $3,172,455            --             --          --              --     $3,173,000
Deferred Compensation           --        --    $7,619,940   $(7,619,940)            --          --              --             --
Amortisation of
  Deferred  Compensation        --        --            --      $740,828             --          --              --       $740,828
Currency translation
  adjustment                    --        --            --            --             --     $80,417         $80,417        $80,417
Net Loss                        --        --            --            --    $(6,786,297)         --     $(6,786,297)   $(6,786,297)
Balance at
  December 31, 2000     18,545,500   $18,545   $10,776,395   $(6,879,112)   $(6,786,297)    $80,417     $(6,705,880)   $(2,790,052)
Issuance of ordinary
  shares                   185,000      $185      $441,815            --             --          --              --       $442,000
Currency translation
  adjustment                    --        --            --            --             --     $41,277         $41,277        $41,277
Net Loss                        --        --            --            --    $(2,187,835)         --     $(2,187,835)   $(2,187,835)
                        ----------   -------   -----------   -----------    -----------    --------     -----------    -----------
Balance at
  March 31, 2001        18,730,500   $18,730   $11,218,210   $(6,879,112)   $(8,974,132)   $121,694     $(8,852,438)   $(4,494,610)
                        ==========   =======   ===========   ===========    ===========    ========     ===========    ===========

Viapay Limited (A Development Stage Company)
Consolidated Statement of Changes in Cash Flows

                                                                                     Unaudited           Period from
                                                                                For the three month     Incorporation
                                                                                   period ended      (April 6, 2000) to
                                                                                   March 31, 2001       March 31, 2001
Cash Flows from Operating Activities:
Net loss ..................................................................         $(2,213,035)         $(8,999,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .............................................              24,123               68,585
Share compensation charges ................................................                  --              740,828
Loss on disposal of property and equipment ................................              19,713               19,713
Change in accounts receivable .............................................             150,156              (30,677)
Change in prepaids and current assets .....................................              52,878             (209,374)
Change in accounts payable ................................................             459,278            1,429,936
Change in accrued liabilities .............................................             557,100            1,712,901
                                                                                    -----------          -----------
Net cash used in operating activities .....................................         $  (949,787)         $(5,267,420)
                                                                                    ===========          ===========

Cash Flows from Investing Activities:
Purchase of property and equipment net ....................................                  --             (327,506)
Proceeds from disposal of property and equipment ..........................                 713                  713
                                                                                    -----------          -----------
Net cash used in investing activities .....................................         $       713          $  (326,793)
                                                                                    -----------          -----------

Cash Flows from Financing Activities:
Proceeds from sales of ordinary shares (Note 4) ...........................             442,000            3,615,000
Proceeds from sales of ordinary shares (Note 4) ...........................                  --                2,000
Proceeds from short-term debt .............................................             300,000            1,800,000
                                                                                    -----------          -----------
Net cash provided by financing activities .................................         $   742,000          $ 5,417,000
                                                                                    -----------          -----------

Net increase in cash and cash equivalents .................................            (207,074)            (177,213)
Effect of exchange rate changes on cash and cash equivalents ..............              89,030              169,447
Cash and cash equivalents at beginning of period ..........................             110,278                   --
                                                                                    -----------          -----------
Cash and cash equivalents at end of period ................................         $    (7,766)         $    (7,766)
                                                                                    ===========          ===========

Supplemental disclosures of cash flow information:
Interest paid .............................................................                 275                  308

Viapay Limited (A Development Stage Company)
Notes to the Consolidated Financial Statements


1.   Organization & Background

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

2.   Summary of Significant Accounting Policies

Basis of Preparation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The Company was formed subsequent to March 31, 2000, therefore no comparative figures are presented in the accompanying financial statements and footnotes.

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

Foreign Currency

The functional currency of Viapay Limited is the U.S. dollar. As it is anticipated that most of their transactions will be denominated in U.S. dollars, the functional currency of the Irish subsidiaries is also the U.S. dollar. The Company's subsidiaries in the United Kingdom operate using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and costs are translated using average exchange rates for the period. The resulting cumulative translation adjustments are presented as a separate component of shareholders' equity. Realized and unrealized exchange gains or losses from the translation of foreign currency transactions are reflected in the statement of operations.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of these assets as follows: -

Fixtures and fittings                             5 years
Computer hardware                                 3 years
Computer software                                 5 years

Property and equipment at March 31, 2001 are summarized as follows: -

                                                             March 31, 2001

Fixtures and fittings                                              3,967
Computer hardware                                                187,862
Computer software                                                 79,020
                                                               ---------
Total cost                                                       270,849
Less accumulated depreciation                                    (59,156)
                                                               ---------
Property and equipment, net                                    $ 211,693
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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Share-Based Compensation

The Company accounts for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFA No. 123, "Accounting for Stock-Based Compensation."

Indirect Taxes

Indirect taxes comprise principally United Kingdom Value Added Tax, which is paid in acquiring goods and services and subsequently recovered from the Tax authority.

Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income, other than foreign currency translation adjustments arising on consolidation of its subsidiaries in the United Kingdom, which amounted to a gain of $41,277 during the three months ended March 31, 2001, and a cumulative total of $121,694 since inception.

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

In January 2001 the Company issued 60,000 ordinary shares of $0.001 at $3.20 per share valued at $192,000.

In February 2001 the Company issued 125,000 ordinary shares of $0.001 at $2.00 per share valued at $250,000.

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

The following is a summary of enterprise-wide geographic area information:

                                                              March 31, 2001

Long lived assets, net
Country of Domicile
United States ............................................             --
Foreign Countries -
Ireland ..................................................             --
United Kingdom ...........................................        283,044
                                                                 --------
Consolidated total .......................................       $283,044
                                                                 ========

7.   Net Loss per Ordinary Share

                                               Unaudited         Period from
                                          For the three month   Incorporation
                                              period ended    (April 6, 2000) to
                                             March 31, 2001     March 31, 2001


                                              ============      ============
Net loss ..................................   $ (2,187,835)     $ (8,974,132)
                                              ============      ============
Denominator:
Weighted average ordinary shares - basic ..     18,628,944        18,315,235
                                              ============      ============

The effect of the various share options issued during the period (Note 4) have not been included in the computation of diluted net loss per share in the period ended March 31, 2001 as to do so would have been antidilutive

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

THE FOLLOWING  PRESENTATION  OF  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF VIAPAY
LIMITED  AND   SUBSIDIARIES   SHOULD  BE  READ  IN  CONJUNCTION   WITH  VIAPAY'S
CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL DATA INCLUDED HEREIN.

Viapay is still in the development stage. No revenues were recorded for the three month period to March 31, 2001.

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

In September 2000 Viapay issued 277,500 shares at $6.00 per share under Regulation S for a total of $1,790,000

In December 2000 Viapay issued 100,000 shares at $5.00 per share under Regulation S for a total of $ 500,000

In January 2001 in return for an investment of $192,000 Viapay issued 60,000 shares at $3.20 per share under Regulations S together with five-year warrants to purchase 30,000 shares at $3.20 per share

In February 2001 Viapay issued 125,000 shares at $2.00 per share under Regulation S for a total of $250,000.

In addition to raising capital by means of the foregoing equity issuances, Viapay has borrowed $1.945 million from Pacific Capital Management Inc and $100,000 from First E-Com.com through non interest- bearing loans repayable on demand.

Management and Viapay's advisors are actively engaged in raising additional financing. Viapay has engaged a number of institutions to raise financing.

Viapay monthly costs are approximately $160,000 the majority of which are salary costs with the remainder including rent, travel and administrative costs.

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

Viapay's business and results of operations and the trading price of Viapay's common stock are subject to the following risks:

Lack of Financing

On May 11, 2001 Viapay had $ 65,140 in cash as compared to liabilities of $ 2.31 million, not including loans payable of an additional $ 2.045 million. Unless Viapay receives an infusion of cash very shortly, it may be forced to discontinue operations or declare bankruptcy at any time in the immediate future. In such an event, Viapay's securities will become worthless. In order to retire its existing liabilities (other than loans), complete the development of its product and commence commercial deployment, Viapay estimates that it will require an additional $13 million in 2001. At present, management estimates that Viapay's monthly costs are approximately $ 160,000. Even if it is able to commence commercial deployment, Viapay does not expect to generate positive cash flow at that stage, and so additional financing, perhaps substantial, will be required thereafter. Management estimates that it will require $ 5 million in addition to the $ 13 million referred to above before the end of 2003, which is earliest date that management believes Viapay would become self-financing. These financings, required immediately and later, may significantly dilute the interests of Viapay's existing stockholders. While Viapay believes these estimates to be reasonable, the actual amount required may be greater. While management and its advisors are actively engaged in the raising of additional financing, there can be no assurance that Viapay will ever be able to raise any additional financing on terms that it finds acceptable or on any terms whatsoever, and there is no assurance that Viapay will ever become self-financing.

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

                                   ViaPay Limited


May 16, 2001                       By:  __________________________________
                                        John Draheim, Secretary and Treasurer